Form 10QSB
period 2006-11-30
SUN WORLD PARTNERS INC
filed 2007-01-19
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 000-52365

                                       SUN WORLD PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4395271
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1601-14th St. S.W.,

Calgary,  Alberta , T3C 1E3

(Address of principal executive offices)

(403) 228-2483

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

5,500,000 common shares outstanding as of January 8, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 for the year ended May 31, 2006.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Deficit	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

SUN WORLD PARTNERS, INC.

  FINANCIAL STATEMENTS

For the six months ended November 30, 2006 and 2005

SUN WORLD PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	November 30, 2006 Unaudited	May 31, 2006 Audited

Current
Cash	$ 21,535	$ 23,565
Accounts receivable	1,187	-
Inventory	88,205	71,195
Prepaid Expenses	10,407	9,082

Total current assets	121,334	103,842

Equipment (net of depreciation of $190 and $179)	31	42
Leasehold improvements (net of amortization of $1,219 and $1,146)	254	327

Total assets	$ 121,619	$ 104,211

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 23,273	$ 19,671
Customer layaway deposits	4,596	1,549
Gift certificates payable	3,696	2,772
Goods and Services tax payable	-	2,258

Total current liabilities	31,565	26,250

Shareholder loans	31,782	30,950
Loan payable – related	148,869	148,432

Total liabilities	212,216	205,632

SHAREHOLDERS’ DEFICIENCY
Authorized share capital of 75,000,000 common shares at $0.001 par value, 5,500,000 issued and outstanding common shares as at November 30, 2006 and May 31, 2006	5,500	5,500
Paid in capital	(4,999)	(4,999)
Deficit	(80,330)	(83,139)
Accumulated other comprehensive income (loss)	(10,768)	(18,783)

Total shareholders’ deficiency	(90,597)	(101,421)

Total liabilities and shareholders’ deficiency	$ 121,619	$ 104,211

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the six month periods ended November 30

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Revenues
Sales (net of returns)	$ 51,542	$ 57,545	$ 129,140	$ 112,593
Costs of goods sold	30,751	22,105	58,855	43,220
Gross profit	20,791	35,440	70,285	69,373

Expenses
Administrative expenses	20,061	14,419	36,999	32,112
Professional fees	686	745	1,723	1,643
Depreciation	47	45	94	88
Salaries and wages	12,036	11,630	23,021	19,311
	32,830	26,839	61,837	53,154

Income (loss) from operations	(12,039)	8,601	8,448	16,219

Interest expense	(2,796)	(2,473)	(5,639)	(4,887)

Provision for income taxes	-	-	-	-

Net Income (loss)	$ (14,835)	$ 6,128	$ 2,809	$ 11,332

Net Income (loss) per Common Share	$ (0.00)	$ 0.00	$ 0.00	$ 0.00

Weighted Average Number of Common Shares Used in Calculation	5,500,000	5,500,000	5,500,000	5,500,000

Comprehensive income (loss)
Net Income (Loss)	$ (14,835)	$ 6,128	$ 2,809	$ 11,332
Foreign Currency adjustment	7,464	(1,374)	8,015	(6,453)

Total comprehensive income (loss)	$ (7,371)	$ 4,754	$ 10,824	$ 4,879

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six month periods ended November 30

	2006	2005

Cash Flows from (used in) Operating Activities
Net income	$ 2,809	$ 11,332
Adjustment for items not involving cash:
Accrued interest	5,639	4,887
Depreciation and amortization	94	88
Change in non-cash working capital items:
Inventory	(17,010)	(11,246)
Accounts payable and other liabilities	7,575	(2,473)
Accounts receivable	(1,187)	(335)
Prepaid expenses and deposits	(1,325)	(3,012)
Refundable tax credits	(2,258)	1,723
Cash from (used in) operating activities	(5,663)	964

Cash Flow from Financing Activities
Additions to loans from related parties	4,776	4,773
Reductions to loans from related parties	(2,842)	-
Cash from (used in) Financing Activities	1,934	4,773

Effects of rate changes on cash	1,699	(3,752)

Increase (Decrease) in Cash Position	(2,030)	1,985

Cash position at beginning of year	23,565	19,541

Cash position at end of period	$ 21,535	$ 21,526

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six month periods ended November 30, 2006 and 2005

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the financial statements for the years ended May 31, 2006 and 2005 of Sun World Partners, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of Sun World Partners. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2006 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Organization

Sun World Partners, Inc. (the Company) was incorporated on April 3, 2000 in the State of Nevada. On March 31, 2005, concurrent with his appointment to the Board of Directors, Greg Coonfer acquired 490,000 shares of the total 500,000 shares issued at the time which was a 98% controlling interest in the Company.  Mr. Coonfer’s wife, Kimberley Coonfer, was also appointed to the Board of Directors of the Company on March 31, 2005. On May 31, 2005 the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. (“Tiempo”) in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001. The Company had no operations prior to the date of the aforementioned acquisition. At the time of the acquisition, Mrs. Coonfer held a 75% controlling interest in Tiempo and is also an officer and director. Due to the fact that Mr. and Mrs. Coonfer are respectively the controlling shareholders of each of the entities involved in the transaction, we have accounted for this transaction as a merger of entities under common control, similar to a pooling of interests. After the acquisition of Tiempo by the Company, Mr. and Mrs. Coonfer collectively control 77% of the Company, with a further 22.8% held by a Company controlled by Mrs. Coonfer’s step-father and the remaining 0.2% held by an arms length third party. The consolidated results of operations are primarily those of Tiempo.

Tiempo was incorporated on May 5, 1996 under the laws of the Province of Alberta, Canada.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Unless otherwise stated, all dollar amounts in this annual report, including our financial statements, are stated in United States dollars.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six month periods ended November 30, 2006 and 2005 Sun World had income from operations of $8,448 as compared to income from operations of $16,219 for the six months ended November 30, 2005. November  income includes a slight increase in gross revenues after costs of sales to $70,285 (2006) from $69,373 (2005).  The consistent level of sales over the two periods is reflective of the present state of economic growth in the city of Calgary which seems to have slowed over the past six months as compared to prior years where Calgarians experienced a substantial economic boom in 2004 and 2005 and appear to have attained a comfortable plateau with the standard of living having increased considerably as a result.  Administrative expenses increased  to $36,999 (2006) from $32,112 (2005).  Salaries and wages increased to $23,021 (2006) from $19,311 (2005) as a direct result of increased store traffic and a requirement to hire additional part time staff during fiscal 2006, as well as extended store hours which have continued into the current period. The net gain for the six month period ended November, 2006 was $2,809 as compared to a gain of $11,332 (2005).  The decreased income from operations can be attributed to an increase to cost of goods sold from 38% to 45% as the Company has expended additional funds on both freight and new product lines, as well as increased administrative expenses and additional wages paid.

The Company expects to see a continuing  trend of slowly increasing revenues  as a result of continuing efforts to bring growth to consumer traffic in the store, the addition of a more diverse range of products and price ranges with respect to products, and ongoing seasonal promotions and sales to assist with clearing old inventory prior to receipt of new product shipments.  To prepare for an increase in demand, Tiempo has increased its inventory and attended additional trade shows to source unique products which should further help to increase sales.

For November 30, 2006 we applied an exchange rate of 0.875 to balance sheet items and 0.889 to income statement items.

Product sales vary over the reporting periods as a result of various factors including, increases and decreases in inventory, acquisition of new and diverse products and novel product styles, varying promotions and clearance sales in any given period, and seasonal product sales increases including spring and fall clearances and increased sales for holiday events such as Christmas, Valentines day, and Mothers day. Terms for promotions vary by season and sales event. Sales generally include a discount to retain product price of between 10% and 50% depending on the aging of inventory, with inventory over 180 days being priced at a 50% discount in most cases.

Gross margin changes occur predominantly as a result of fluctuating inventory costs, the particular variety of inventory at any given point in time, and associated costs of goods sold.  Tiempo maintains inventory over the various quarterly and annual periods which consists of a variety of different items imported from outside the country where we operate and such inventory is subject to differing wholesale costs due to labor changes, the specific nature of the inventory selected in a given period or as a result of foreign exchange fluctuation in the country of manufacture.  Additionally, associated costs of obtaining the inventory may fluctuate over the given period(s) as a result of changes to freight and shipping costs which are impacted by an increase in the costs of fuel.  This further contributes to changes to gross margin.

Interest expense on long term debt was accrued over the respective six month periods ended November 30, 2006 and 2005, and totaled $5,639 (2006) and $4,887 (2005).  The increase to interest expense accrued can again be attributed to a larger principal loan balance at November 30, 2006 as compared to November 30, 2005.

On December 21, 2006, our registration statement filed with the Securities and Exchange Commission to raise funds in the amount of $325,000 was declared effective.  It is our intent to raise the funds under our offering which we are presently undertaking to retire certain debt in Tiempo and to expand the operations of Tiempo by opening initially one additional location in Calgary and then other locations throughout Canada and the United States of America.  As of the date of this filing, Tiempo generates sufficient revenues to meet all of its operating expenses however, it does not generate sufficient revenues to execute our business plan and we will be required to raise the funds under the offering in order to execute our proposed expansion plan.  We will only have sufficient funds to open one additional location in Calgary from the funds raised under the proposed offering.  To execute our further expansion plans we will need to either secure loans, raise additional funds through equity offerings or generate sufficient profitability in our two locations to use those funds for expansion.

Trends

Foreign currency adjustments may impact on our financial reports.  Tiempo buys its products in Mexican pesos and United States dollars but undertakes its operations in Canada. Our financial reporting for Sun World and Tiempo is in United States dollars.   Foreign currency adjustments are impacted by the relative ratio of the Canadian dollar to the Mexican peso as well as by the relative ratio of the United States dollar to the Canadian dollar. The recent trend over the periods covered by the  financial statements in this report reflects a strengthening of the Canadian dollar as compared to both the Mexican peso and the United States dollar.  These effects of currency fluctuation will continue to impact on our financial statements.  We do not presently undertake any actions to hedge currency fluctuations.

 Sun World is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short term or long term liquidity.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Deficit

As of November 30, 2006, the Company had working capital of $89,769 and a Stockholders’ Deficit of $90,597 compared with working capital of $77,592 and Stockholders' Deficit of $101,421 as of May 31, 2006. The Company’s working capital increased predominantly as a result of an increase to prepaid expenses from $9,082 (May 31, 2006) to $10,407 (November 30, 2006), an increase to inventory from $71,195 (2005) to $88,205 (2006), and an increase in accounts receivable from $nil (2005) to $1,187 (2006), offset by an increase in total current liabilities from $26,250 (May 31, 2006) to $31,565 (November 30, 2006).  Stockholders’ Deficiency was reduced from $101,421 (May 31, 2006) to $90,597 (2006) predominantly as a result of a reduction to the accumulated other comprehensive income over the six months ended November 30, 2006.

Liquidity

The Company anticipates it may require approximately $325,000 over the next twelve months to implement its existing business plan.   The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report, and will be dependent on a variety of factors.   As of the date of the filing of this report, the Company has been successful in paying its operating costs from existing revenue and shareholder loans. The Company anticipates revenues generated from its retail sales and the funds raised under the proposed offering will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations or that the Company will raise any funds under the proposed offering.

The Company’s wholly owned subsidiary Tiempo, has to date raised its capital by way of debt financing with related parties or bank loans which have required guarantees from related parties.  Tiempo has not been successful in negotiating any loans with any outside funders or with banks due to the fact that it has not achieved any substantive profitability to date.  Further, private equity sources, friends and family who have been approached for funding are concerned about the lack of liquidity in a private equity investment but have expressed interest in participating in a public offering which, while it may not provide a return on investment or a profit, will at least provide some form of liquidity to the investor.  Management therefore determined to raise the funds through a prospectus offering.

The Company presently has sufficient capital generated from products sales, net of costs of goods sold, in order to meet current requirements.  This net sales revenue provides the Company funds to maintain its current level of operations.  A review of the financial statements over the past 12 months shows that the Company has sufficient cash flow from product sales to meet all operational expenses prior to the accrual of interest payable on certain long term debt.    Additionally, a review of the financial performance of the Company over the past 24 months indicates the Company is experiencing growth in period over period product sales and that the growth has been able to cover any increases in operational expenses.  The Company anticipates that this trend will continue over the long term as management continues to refine its business model to maximize inventory turnaround and consumer traffic.  Should the Company be unsuccessful in completing the proposed offering, management will continue to operate the business on a budget which considers available net revenues from product sales when incurring other operating expenses.

The Company believes that it has sufficient capital to maintain its current operations should the proposed offering not be successful.  Tiempo has been in business at its current location for several years during periods of both weak and strong economies and has continued to operate.  The retail environment in the city of Calgary at this time is extremely strong and the city is experiencing a housing boom during the past 24 months, for the most part due to the increased price of oil and gas which has generated job creation and an influx of new development to accommodate the new residents.  There is no foreseeable downturn predicted over the next several months and Tiempo expects that its sales will continue to at least meet its historical performance which would mean that Tiempo could continue to operate in the short term. One factor which could impact on the liquidity of Tiempo is the lease of its retail space.  The present lease expires in July 2008 and no additional option to continue with the lease beyond this period has been negotiated as at the time of filing of this report.  While management believes it will be able to negotiate a further option to renew there can be no assurance of the rate that might be negotiated.  With the demand for real estate and considering that the present location is prime retail space, the landlord could increase the rent substantially which would impact on profitability or could force Tiempo to relocate to less desirable space elsewhere in the city.

 For the long term, Tiempo expects that it will be able to continue to operate based on its historical operations.  However, with the opening of a second location, should the funds be raised under the proposed offering, Tiempo will be required to increase its overhead and will enter into contracts, such as a lease agreement for the second location and will be required to retain additional staff.  Should there be an economic downturn over the next two years then Tiempo may experience financial difficulties due to these increased commitments.  However, management has no reason to believe at this time that it could not sustain an economic downturn.

Sources of Working Capital

During the six month period ended November 30, 2006 the Company's primary sources of working capital have come from net proceeds generated from the sale of in-store merchandise and a loan from a related party of $4,773.

Material Commitments for Capital Expenditures

None.

Plan of Operation

Milestones

When we have raised a minimum of $81,250 or 25% of the proposed offering, Sun World will immediately begin the process of securing a second prime retail location in Calgary, Alberta, Canada. We expect that it will take us two to three months to identify a suitable location, negotiate lease rates and commence leasehold improvements. This store shall serve as the expansion template, with a documented process for additional executions in the future.

We would proceed to expend funds for inventory and to purchase a Point of Sale Inventory System.   Sun World intends to design and build a website.  The website will provide basic information about our stores. It will give us exposure to the general marketplace. The website will have the facility for prospective customers to contact us with questions and inquiries, but will not be designed to process orders at this time. Initially, we anticipate the website development will cost approximately $1,000.  Our website should be under construction within two months after the closing of the proposed offering.

We are presently evaluating certain potential domain names, all of which contain the word ‘Tiempo’.  After a decision has been made regarding a domain name, registration of our website domain name will be implemented.  Web server space will be contracted from a local Internet Service Provider (ISP), which has not yet been chosen.

During the second and third month, Mrs. Coonfer plans to have finalized a location for our second store in Calgary and to be planning the opening of the store.  The ability to open within three months will be dependent on the availability of contractors for leasehold improvements. Due to the real estate boom presently in the city of Calgary, we cannot be assured that we will be able to find a contractor readily available to undertake the work required within this three month period.  During months five through eight, she may possibly determine an Edmonton, AB, Canada location.

Concurrently with retail location determination, Mrs. Coonfer will begin the search for managers with retail experience for each of the locations. These managers will then participate in product buying trips, giving them perceived ownership of their respective stores. These managers will be provided with profit-sharing to ensure loyalty and commitment.

Expenditures

The following chart provides an overview of our budgeted expenditures, by significant area of activity, for Sun World to continue operations and to effect our business plan.  The centre column, totaling $81,250, is the minimum funds required for us to continue our expansion if we are only able to raise some funds from our proposed offering.  The right column, totaling $325,000 will allow us to effect our total business plan.

	Minimum funds required	Maximum funds received

Expenses

Costs of the Offering

Payment of Outstanding Loans

Point of Sale Inventory System

Legal and Accounting

Marketing and Promotion

Inventory

Lease and Leasehold Improvements

Warehouse

Travel and Accommodation

Website Development

Consulting

Working Capital

	$35,000 0 5,000 20,000 1,000 15,000 2,500 0 0 1,000 0 1,750	$35,000 145,671 5,000 20,000 15,000 50,000 15,000 5,000 7,000 3,000 3,000 21,329
Total	$81,250	$325,000

The above expenditure items are defined as follows:

Offering Costs:  This expenditure item refers to the costs of the proposed offering, including, legal, accounting and transfer agent fees and the costs of any fees related to the compliance with any state securities laws.

Payment of Outstanding Loans:  This expenditure item is for the payment of the outstanding loan which will reduce interest costs annually. The balance of the loan as at November 30, 2006 is $148,869, which amount we expect to retire in full from the proceeds of the proposed offering.

Point of Sale Inventory System: As control of inventory is deemed extremely important, especially with multiple stores, we anticipate implementing a user-friendly, effective point of sale system. This expense covers the cost of such a system.

Warehouse:  This expenditure item refers to the costs of establishing a warehouse to better maintain inventory for our retail outlets.

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents.  We expect to be making these expenditures throughout the year.

Marketing and Promotion: This item refers to the cost of a basic marketing campaign and the provision of product information to our potential customers.  It includes direct marketing, advertisements in community papers, displays at home shows, and participation in local community events.  This expense includes these costs over the twelve-month period after the effective date of the proposed offering.

Inventory:  With more stores, we must increase the level of our buying. It is anticipated that start-up inventory per store will cost roughly $15,000 for minimal inventory levels to be maintained.

Lease and Leasehold Improvements:  This expenditure includes the costs of leasing a second location and the costs of leasehold improvements.

Travel and Accommodations:  This expenditure includes all travel costs incurred in sourcing products, but also in searching-out retail locations as we expand.

Consulting:  This expense refers to the cost of consulting with industry experts.  It will include the cost of technical support, marketing support, or retail support. We expect to be making these expenditures throughout the year.

Working Capital:  This item  refers general working capital to be used for any costs that have not been otherwise listed.  This amount will cover such costs during the first year of operation.

We are confident we can meet our financial obligations and pursue our plan of operations if we can raise the amount of funding as contemplated by the proposed offering.

Risk Factors

Each prospective investor should carefully consider the following risk factors, as well as all other information set forth in our corporate filings available for viewing at www.sec.gov  before purchasing any of the shares of our common stock.

Failure to Secure Additional Financing May Affect Our Company’s Ability to Grow

We are dependent upon the proposed offering to be able to implement our business plan. For the fiscal year ended May 31, 2006, Tiempo showed a small gain of $487, with a shareholders deficit of $101,421. Establishment of additional retail outlets in Canada and the U.S. will increase both fixed and variable costs, thereby increasing annual losses until such time as scale of economies leads to cost efficiencies. Without additional financing, there is insufficient capital to undertake an expansion.  Even if we are successful in completing the financing under the proposed offering we may require additional financing in order to establish profitable operations.  Such financing, if required, may not be forthcoming.  Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious effect on our company's ability to survive. At this time, there are no anticipated additional funds in place.

Volume of Sales May be Insufficient or Untimely Which May Result in Insufficient Cash Flow to Meet our Commitments.

Our working capital will be extremely limited, especially if less than the total amount of the proposed offering is raised. While it is expected we will be able to eliminate $148,869 of our long term debt from the proceeds of the proposed offering if we raise the total amount of the offering, we will only have sufficient funds for expansion of one additional retail outlet.  Any further expansion is not in our budget and we will require additional funds for any additional expansion to establish retail sales across Canada and the U.S., which will include the requirement to fund lease agreements, leasehold improvements, increased pre-paid inventory purchases, and general operations. We may not have sufficient volume of sales to fund further expansion and therefore we will not be able to execute our business plan without raising additional capital.

Our Operating History Makes an Investment in Sun World an Investment in an Unproven Venture.

Sun World was incorporated on April 2, 2000. It was incorporated as a private investment company.  Its operations ceased virtually at the time of incorporation from lack of funds.  Sun World had no activity, nor did we make any investments until the purchase of Tiempo on May 31, 2005. As a result, our revenues and assets are limited to those of our wholly-owned operating subsidiary Tiempo. Tiempo showed a small gain of $487 for the fiscal year ending May 31, 2006, however, Tiempo has experienced losses in 9 years of its 10 years of operation and there can be no assurance that it will continue to show gains.

We will not commence the expansion of the Tiempo concept until after the closing of our proposed offering and we do not expect to have increased revenues until at least three months after we commence our expansion plans.

If we cannot successfully implement our business strategies, we may not be able to generate sufficient revenues to operate profitably.  Since our resources are very limited, insufficient revenues would result in termination of our expanded operations, as we cannot fund unprofitable operations, unless additional equity or debt financing is obtained.

With No Minimum Share Sale Requirement it is Possible that We Will Fail to Commence Expansion Operations Despite Having Raised Some Funds from the proposed Offering.

Our offering is not subject to any minimum number of shares to be sold by Sun World. Consequently, the early investor is not assured of any other, later shares being sold. You may be the only purchaser. If we fail to sell the entire offering, we may never execute our planned expansion.

We presently have no significant operating capital and we are totally dependent upon receipt of the proceeds of the proposed offering to provide the capital necessary to implement our proposed business expansion plans.  The amount of the capital available to us will still be extremely limited, especially if less than the total amount is raised.  If we need and are unable to raise additional capital, then you may lose your entire investment.

If a Market for our Stock Develops, the price quoted on the OTC/Bulletin Board may be lower than the price at which the shares are purchased under the proposed Offering.

Our common stock is not traded on any market or securities exchange, but should a market develop, shares of that common stock could be quoted and/or sold at a price less than the price at which the shares are able to be purchased under the proposed offering. This could result in the diminution in the value of any shares purchased under our proposed offering.

Stockholders Will be Unable to Sell Their Shares if no Market Develops for Our Shares.

No market exists at the present time for shares of our common stock. Investors in the proposed offering will purchase securities that cannot be resold, as no market exists. Although at some time in the future a public market for shares of our common stock may exist, if we are not successful, our investors will not be able to sell their shares of our common stock and may lose their investments.

Difficulty For Our  Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future.  We intend to have our common stock quoted on the OTC / Bulletin Board as soon as practicable.  However, there can be no assurance that our shares will be quoted on the OTC / Bulletin Board. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-Nasdaq equity security that has a market price of less than $5.00 per share.  Our shares currently are not traded on Nasdaq nor on any other exchange nor are they quoted on the OTC/Bulletin Board or “OTC/BB”. We are presently seeking a broker-dealer to act as a market maker for our stock and file on our behalf with the NASD an application on Form 15c(2)(11) for approval for our shares to be quoted on the OTC/BB. As of the date of this filing, we have not attempted to find a market maker to file such application for us. If we are successful in finding such a market maker and successful in applying for quotation on the OTC/BB, it is very likely that our stock will be considered a “penny stock”. In that case, purchases and sales of our shares will be generally facilitated by NASD broker-dealers who act as market makers for our shares.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Investors will have little voice regarding the management of Sun World  due to the large ownership position held by our existing management and thus it would be difficult for new investors to make changes in our operations or management, and therefore, shareholders would be subject to decisions made by management and the majority shareholders.

If all of the shares offered under our offering are sold, our current officers, directors and major shareholders will directly own 5,500,000 shares of the total of 8,750,000 issued and outstanding shares of Sun World’s common stock and will be in a position to continue to control Sun World. Of these 5,500,000 shares, Mrs. Kimberley Coonfer, our President, and her husband, Mr. Greg Coonfer, our Chief Financial Officer, own 4,240,000 shares. Therefore Mrs. Coonfer and her husband, after completion of this offering, will still own approximately 48% of our company.  Such control may be risky to the investor because the entire company's operations are controlled by a very few people who could lack the ability to implement Sun World’s expansion plans profitably.  In such event, our business may fail and nvestors may lose their entire investment. Moreover, new investors will not be able to effect a change in the company’s business or management.

All of our assets and our officers and directors are located in Canada. This may cause any attempts to enforce liabilities under the U.S. securities and bankruptcy laws to be very difficult.

Currently, all of our assets, current operations, and each of our officers and directors are located in Alberta, Canada. Therefore, any investor that attempts to enforce against Sun World or against any of our officers and directors liabilities that accrue under U.S. securities laws or bankruptcy laws will face the difficulty of complying with local laws in Alberta, Canada, with regards to enforcement of foreign judgments. This could make it impracticable or uneconomic to enforce such liabilities.

Currently, the majority (80%) our inventory comes from Mexico, where purchase and shipping are pre-paid, leaving us vulnerable to loss of funds in the event the purchased products never arrive.

Our current suppliers require that all products purchased from Mexico be paid in advance and more than 80% of our product is shipped directly from Mexico.  Further, our main supplier also serves as our consolidator. That consolidation service requires that we advance funds to this supplier, who in turn pays other manufacturers, in advance of shipment. This means we pay-out roughly $25,000 per shipment in advance, trusting the shipment will be forwarded as promised. In the event the product did not arrive, we would be receiving no new inventory, yet have paid-out the funds.

At present, 60% of our Mexican inventory comes from one supplier. If this supplier was to cease operations, our inventory  supply would be severely curtailed.

As pottery represents 60% of our in-store inventory, its importance to our revenues is critical. Currently, we have only one developed relationship with a pottery supplier. This leaves us vulnerable to a shortage of inventory until such time as new relationships can be developed. While other suppliers certainly exist in Mexico, the development of an understanding, and trusting relationship, especially from afar, can take time. This time would have a direct effect on ongoing revenues.

Lack of a Storage Facility (Warehouse) Limits Our Ability to Maintain Adequate Levels of Inventory

At present we have no inventory storage facility (warehouse). As a result, we are only able to buy a quantity of product that physically fits into our retail location. This limit to our inventory curtails our ability to sell larger quantities of product, and to immediately replace those products which sell well. As a result, this limits our potential revenues.

Sun World’s day-to-day management and operations are controlled by one person. If that person was to no longer be able to provide services, the operations of Sun World would be threatened.

Currently only one of our officers, Mrs. Kimberley Coonfer, will oversee the expansion of operations. She is also responsible for the day-to-day management of our wholly-owned subsidiary Tiempo. With no immediate back-up available, and no plans to train anyone in the important roles of buying, merchandising, and display, our ability to operate would be severely curtailed if Mrs. Coonfer were to be unavailable due to a situation of ill-health or demise.

The home furnishings and decorative accessories market is highly fragmented. Sun World faces competition from furniture stores, department stores and other specialty retailers.

Recent years have seen the increase in the number of importers of home furnishings and we expect that this trend will continue. With products arriving from Indonesia, India, China and other South America countries, similarly priced products are readily available from several retailers—large and small. Additionally, Mexico serves as a popular source for a variety of products, including home furnishings, for Canadian and American importers. Differentiation is becoming more difficult, and thus, competition can only be expected to grow.

The company has not allotted funds for significant marketing efforts.

With increased competition, the role of marketing becomes more important. While the “Use of Proceeds” from the proposed offering allows for marketing expenditures, this amount is not considered adequate to create the level of brand awareness necessary to stimulate regular and loyal customers. As a result, we become more reliant on walk-by clientele, making retail location choice extremely important.

Economic growth and prosperity in the home renovation and decorating business have experienced unprecedented and sustained growth during the past decade. There is no guarantee this can continue.

Canada and USA have recently enjoyed a high level of economic growth and prosperity, thereby stimulating new housing development and renovations. For the fiscal year ended May 31, 2006, Tiempo was able to report net income of $487 due to this increased economic growth and a greater demand for products.  This was a continuing trend to the three months ended August 31, 2006 during which period Tiempo reported net income of $17,644.  With these developments comes the need for new and replacement furniture and home decorations, which has in part been a factor in Tiempo’s decision to expand operations. There can be no assurance that sustained growth will continue.  Also, should interest rates increase in an attempt to control inflation, there is no guarantee that the demand for home furnishings will continue.

Increases in real estate values make stores leases very expensive. This may increase fixed costs to prohibitively expensive levels.

With increases in real estate values in recent years, the cost of leasing retail space has increased substantially. With location being of utmost importance to achieving walk-in clientele, the costs associated with prime retail space may prohibit profitability.

We have only shown gains in one fiscal year end and we have a history of losses with no assurance that current business model can be expanded profitably.

Our wholly-owned subsidiary Tiempo has operated with one retail location since 1996. In that time, this one location has only shown a profit during one  fiscal year ended May 31, 2006 and only in the amount of $487.  For the fiscal year ended May 31, 2005 losses from operations totaled $7,484.  There can be no assurance that we will continue to generate profits in the future based on our historical operations and there can be no assurance that our current business model can be expanded profitably.

We may have a possible need for additional financing.

The potential proceeds from the proposed offering, if fully subscribed, would meet Tiempo’s minimal expansion requirements. We intend to rely on revenues to continue to fund operations and subsequent expansion. In order to achieve the economies of scale anticipated, it will require the opening of several locations in the very near future, and also a warehouse. This increase to fixed costs will challenge our limited cash reserves, and lead us to the possible need for further financing.

Our business may be adversely affected by currency fluctuation.

We conduct our business and receive revenues in Canadian dollars, however, a significant portion of our expenses and debt are denominated in U.S. dollars and Mexican pesos. Thus, our results are affected by fluctuations in the exchange rate between these currencies. In addition, changes in the exchange rate between the Canadian dollar and other currencies, including the U.S. dollar, affect the competitiveness in world markets of the goods we transport and, in turn, positively or negatively affect our revenues and expenses. We do not currently engage in activities to mitigate the effects of foreign currency fluctuations.

Our tradename, Tiempo, is unprotected which could result in the loss of the use of such name.

We have not taken any steps to protect the tradename of “Tiempo”, which could result in someone else claiming the sole right to the use of such same. In that event, we could loss market awareness or market share of our business and also incur the cost of replacing the name Tiempo with a new name on our store and all other items that bear such name. This would result in an increase in our costs of operations.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

Not Applicable

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Not Applicable

ITEM 6.

EXHIBITS

Exhibits:

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
5	Opinion re: Legality	Incorporated by reference to the Exhibits filed with the Form SB-2 Amendment No. 2 filed with the SEC on June 23, 2006
8	Subscription Agreement	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB-2/A filed with the SEC on May 17, 2006
10.1	Share Exchange Agreement between Sun World Partners, Inc. and Tiempo de Mexico Ltd. dated May 31, 2005	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.2	Lease Agreement and Extension Letters between Tiempo de Mexico Ltd. and Condon Properties Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB
10.3	Loan Agreement between Tiempo de Mexico Ltd. and Caribbean Overseas Investments Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB-2 filed with the SEC on March 16, 2006
10.4	Lease Extension dated July 14, 2006 between Tiempo de Mexico Ltd. and Condon Properties Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 4, to the Form SB-2 filed with the SEC on September 27, 2006
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN WORLD PARTNERS, INC.

Date:  January 18, 2007

By:   /s/ Kimberley Coonfer
Name:  Kimberley Coonfer
Title:    President, principal executive officer

By:   /s/ Greg Coonfer

Name:  Greg Coonfer
Title:    Chief Financial Officer, principal accounting officer