Form 10QSB
period 2007-02-28
SUN WORLD PARTNERS INC
filed 2007-04-23
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

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

8,750,000 common shares outstanding as of April 18 , 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2007.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form SB-2 for the year ended May 31, 2006.

SUN WORLD PARTNERS, INC.

  FINANCIAL STATEMENTS

For the nine months ended February 28, 2007 and 2006

SUN WORLD PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	February 28, 2007 Unaudited	May 31, 2006 Audited

Current
Cash	$ 119,976	$ 23,565
Accounts receivable	1,686	-
Inventory	78,451	71,195
Prepaid Expenses	10,690	9,082

	210,803	103,842

Equipment (net of depreciation $163)	25	42
Leasehold improvements (net of amortization of $1,035)	217	327

	$ 211,045	$ 104,211

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 8,484	$ 19,671
Customer layaway deposits	2,622	1,549
Gift certificates payable	3,294	2,772
Goods and Services tax payable	647	2,258

	15,047	26,250

Shareholder loans	31,270	30,950
Loan payable – related	169,235	148,432

	$ 215,552	205,632

SHAREHOLDERS’ DEFICIT
Authorized share capital of 75,000,000 common shares at $0.001 par value, 6,781,717 issued and outstanding common shares as at February 28, 2007 and 5,500,000 issued and outstanding common shares as at May 31, 2006	133,672	5,500
Paid in capital	(4,999)	(4,999)
Deficit	(134,559)	(83,139)
Accumulated other comprehensive income	1,379	(18,783)

	(4,507)	(101,421)

	$ 211,045	$ 104,211

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

for the  three and  nine month periods ended February 28

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Revenues
Sales (net of returns)	$ 59,157	$ 59,471	$ 188,297	$ 172,064
Costs of goods sold	30,305	33,412	89,159	76,632
Gross profit	28,852	26,059	99,138	95,432

Expenses
Administrative expenses	15,465	18,204	52,464	50,316
Professional fees	53,185	733	54,909	2,375
Depreciation	46	46	140	134
Salaries and wages	11,706	6,196	34,727	25,508
	80,402	25,179	142,240	78,333

Income (loss) from operations	(51,550)	880	(43,102)	17,099

Interest expense	(2,679)	(2,433)	(8,318)	(7,319)

Provision for income taxes	-	-	-	-

Net Income (loss)	$ (54,229)	$ (1,553)	$ (51,420)	$ 9,780

Net Income per Common Share	$(0.01)	$(0.00)	$(0.01)	$0.00

Weighted Average Number of Common Shares Used in Calculation	6,078,046	5,500,000	5,731,218	5,500,000

Comprehensive income
Net Income (Loss)	$ (54,229)	$ (1,553)	$ (51,420)	$ 9,780
Foreign Currency adjustment	12,147	3,297	20,162	(3,156)

Total comprehensive income	$ (42,082)	$ 1,744	$ (31,258)	$ 6,624

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month periods ended February 28

	2007	2006

Cash Flows from (used in) Operating Activities
Net income	$ (51,420)	$ 9,780
Adjustment for items not involving cash:
Accrued interest	8,318	7,319
Depreciation and amortization	140	134
Change in non-cash working capital items:
Inventory	(7,256)	(16,648)
Accounts payable and other liabilities	(9,592)	(210)
Accounts receivable	(1,686)	(254)
Prepaid expenses and deposits	(1,608)	(3,347)
Refundable tax credits	(1,611)	(1,291)
Cash used in operating activities	(64,715)	(4,517)

Cash Flow from Financing Activities
Issuance of shares for cash	128,172
Additions to loans from related parties	29,699
Reductions to loans from related parties	(2,796)	(104)
Cash from (used in) Financing Activities	$ 155,075	$ (104)

Effects of rate changes on cash	$ 6,051	$ (1,333)

Increase (Decrease) in Cash Position	$ 96,411	$ (5,954)

Cash position at beginning of year	$ 23,565	$ 19,541

Cash position at end of period	$ 119,976	$ 13,587

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

UNAUDITED STATEMENT OF STOCKHOLDERS’ DEFICIT

February 28, 2007

	Class A Common Stock
	Shares	Amount	Paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Shareholders’ Deficit

Balance at May 31, 2004	5,000,000	$5,000	$(4,499)	$(76,142)	$301	$(75,340)
Net effect of recapitalization	500,000	500	(500)	—	—	—
Net loss for the year	—	—	—	(7,484)	—	(7,484)
Foreign currency translation	—	—	—	—	(7,342)	(7,342)
Balance May 31, 2005	5,500,000	5,500	(4,999)	(83,626)	(7,041)	(90,166)
Net gain for the year	—	—	—	487	—	487
Foreign currency translation	—	—	—	—	(11,742)	(11,742)
Balance May 31, 2006	5,500,000	5,500	(4,999)	(83,139)	(18,783)	(101,421)
Shares issued for cash	1,281,717	128,172				128,172
Net gain for the period	—	—	—	(51,420)	—	(51,420)
Foreign currency translation	—	—	—	—	20,162	20,162
Balance February 28, 2007	6,781,717	$ 133,672	$ (4,999)	$ (134,559)	$ 1,379	$ (4,507)

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the nine month periods ended February 28, 2007 and 2006

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the years ended May 31, 2006 and 2006 of Sun World Partners, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations, stockholders' deficit and cash flows of Sun World Partners. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2007 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Organization

Sun World Partners, Inc. (the Company) was incorporated on April 3, 2000 in the State of Nevada. On March 31, 2005, concurrent with his appointment to the Board of Directors, Greg Coonfer acquired 490,000 shares of the total 500,000 shares issued at the time which was a 98% controlling interest in the Company.  Mr. Coonfer’s wife, Kimberley Coonfer, was also appointed to the Board of Directors of the Company on March 31, 2005. On May 31, 2005 the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. (“Tiempo”) in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001. The Company had no operations prior to the date of the aforementioned acquisition. At the time of the acquisition, Mrs. Coonfer held a 75% controlling interest in Tiempo and is also an officer and director. Due to the fact that Mr. and Mrs. Coonfer are respectively the controlling shareholders of each of the entities involved in the transaction, we have accounted for this transaction as a merger of entities under common control, similar to a pooling of interests. After the acquisition of Tiempo by the Company, Mr. and Mrs. Coonfer collectively controlled 77% of the Company, with a further 22.8% held by a Company controlled by Mrs. Coonfer’s step-father and the remaining 0.2% held by an arms length third party. The consolidated results of operations are primarily those of Tiempo.

Tiempo was incorporated on May 5, 1996 under the laws of the Province of Alberta, Canada.

Subsequent Events

On March 8, 2007, the Company accepted subscriptions pursuant to its prospectus offering which was deemed effective on December 21, 2006 and issued a total of 3,250,000 common shares for cash consideration of $325,000.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the comparative nine month periods ended February 28, 2007 and 2006 Sun World reported a loss from operations of $43,102 (2007) as compared to income from operations of $17,099 for the nine months ended February 28, 2006. Losses recorded in the current nine period ended February 28, 2007 relate directly to amounts incurred for professional fees totalling $54,909 related to the Company’s offering of securities, as compared to $2,375 incurred with respect to professional fees in fiscal 2006.  Income after costs of goods were slightly increased over the respective reporting periods totalling $99,138 during the most recently completed nine month period, and $95,432 in fiscal 2006. The consistent level of sales after costs of goods sold over the two comparative periods is reflective of state of economic growth in Calgary, which appears to have attained a comfortable plateau with the standard of living having increased considerably in prior years.  Administrative expenses increased slightly to $52,464 (2007) from $50,316 (2006).  Salaries and wages increased by over 33% to $34,727 (2007) from $25,508 (2006) as a direct result of increased store traffic and a requirement to hire additional part time staff, as well as extended store hours which have continued into the current period. Net income for the nine month period ended February 28, 2006 was $9,780 as compared to a loss of $51,420 (2007).

The Company expects to see a trend of increasing revenues on an annual basis as it continues to put forth efforts to bring growth to consumer traffic in the store, the addition of a more diverse range of products and price ranges with respect to products, and ongoing seasonal promotions and sales to assist with clearing old inventory prior to receipt of new product shipments.  In addition, the Company intends to initiate plans for growth concurrent with a recently closed financing including increased expenditures on marketing and sales and the opening of additional Tiempo locations.  To prepare for an increase in demand, Tiempo has increased its inventory and attended additional trade shows to source unique products which should further help it achieve increased profitability.

For February 28, 2007 we applied an exchange rate of 0.861 to balance sheet items and 0.879 to income statement items.

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

Interest expense on long term debt was accrued over the respective nine month periods ended February 28, 2007 and 2006, and totaled $8,318 (2007) and $7,319 (2006).  The increase to interest expense accrued can be attributed to a larger principal loan balance at February 28, 2007 as compared to February 28, 2006.

On December 21, 2006, our registration statement filed with the Securities and Exchange Commission to raise funds in the amount of $325,000 was declared effective.  Subsequent to the period covered by this report we raised the total amount of $325,000 under our offering. The Company’s plan is to retire certain debt in Tiempo and to expand the operations of Tiempo by opening initially one additional location in Calgary and then other locations throughout Canada and the United States of America.  As of the date of this filing, Tiempo believes that it has sufficient funds to execute its business plan. We only have sufficient funds to open one additional location in Calgary from the funds raised under the offering.  To execute our further expansion plans we will need to either secure loans, raise additional funds through equity offerings or generate sufficient profitability in our two locations to use those funds for expansion.   As of the date of this report, we have paid down debt in the amount $ and we are currently negotiating on warehouse space.   We have not yet found a suitable location for the second store we plan to open.

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

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Deficit

As of February 28, 2007, the Company had working capital of $195,756 and a Stockholders’ Deficit of $4,507 compared with working capital of $77,592 and Stockholders' Deficit of $101,421 as of May 31, 2006. The Company’s working capital increased predominantly as a result of deposits from investors with respect to an offering of securities, an increase to prepaid expenses from $9,082 (May 31, 2006) to $10,690 (February 28, 2007), an increase to inventory from $71,195 (2006) to $78,451 (2007), and an increase in accounts receivable from $nil (2006) to $1,686 (2007).  Increased working capital was also enhanced by a decrease in the total current liabilities from $26,250 (May 31, 2006) to $15,047 (February 28, 2007).  Stockholders’ Deficit was reduced from $101,421 (May 31, 2006) to $4,057 (2007) predominantly as a result of investor deposits received with respect to its offering of securities to February 28, 2007.

Liquidity

The Company anticipates it will require approximately $325,000 over the next twelve months to implement its existing business plan.   This amount has been successfully raised as at the date of this report. The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2008, 2009 and 2010 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this report, and will be dependent on a variety of factors.   As of the date of the filing of this report, the Company has been successful in paying its operating costs from existing revenue and shareholder loans. The Company anticipates revenues generated from its retail sales and the funds raised under the offering will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations. Furthermore the Company cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company presently has sufficient capital generated from product sales, net of costs of goods sold, in order to meet current requirements.  This net sales revenue provides the Company funds to maintain its current level of operations.  A review of the financial statements over the past 12 months shows that the Company has sufficient cash flow from product sales to meet all operational expenses prior to the accrual of interest payable on certain long term debt, and extraordinary professional fees incurred as a result of the offering of its securities.    Additionally, a review of the financial performance of the Company over the past 24 months indicates the Company is experiencing growth in period over period product sales and that the growth has been able to cover any increases in operational expenses.  The Company anticipates that this trend will continue over the long term as management continues to refine its business model to maximize inventory turnaround and consumer traffic.

The Company believes that it has sufficient capital to maintain its current operations and that the funds raised under the offering will be sufficient to fund its business plan.  Tiempo has been in business at its current location for several years during periods of both weak and strong economies and has continued to operate.  The retail environment in the city of Calgary at this time is extremely strong and the city is experiencing a housing boom during the past 36 months, for the most part due to the increased price of oil and gas which has generated job creation and an influx of new development to accommodate the new residents.  There is no foreseeable downturn predicted over the next several months and Tiempo expects that its sales will continue to at least meet its historical performance which would mean that Tiempo can continue to operate in the short term. One factor which could impact on the liquidity of Tiempo is the lease of its retail space.  The present lease expires in July 2008 and no additional option to continue with the lease beyond this period has been negotiated as at the time of filing of this report.  While management believes it will be able to negotiate a further option to renew there can be no assurance of the rate that might be negotiated.  With the demand for real estate and considering that the present location is prime retail space, the landlord could increase the rent substantially which would impact on profitability or could force Tiempo to relocate to less desirable space elsewhere in the city.

 For the long term, Tiempo expects that it will be able to continue to operate based on its historical operations.  However, with the opening of a second location, for which Tiempo has sufficient funding available from the funds raised under the offering, Tiempo will be required to increase its overhead and will enter into contracts, such as a lease agreement for the second location and will be required to retain additional staff.  Should there be an economic downturn over the next two years then Tiempo may experience financial difficulties due to these increased commitments.  However, management has no reason to believe at this time that it could not sustain an economic downturn.

Sources of Working Capital

During the nine month period ended February 28, 2007 the Company's primary sources of working capital have come from net proceeds generated from the sale of in-store merchandise, loans from a related party of $29,699 and investor deposits of $128,172.

Material Commitments for Capital Expenditures

None.

Plan of Operation

Milestones

Upon closing our offering, which was closed subsequent to the date of this report, we have begun the process of securing a second prime retail location in Calgary, Alberta, Canada. Due to a lack of available space we expect that it will take us three to four months to identify a suitable location, negotiate lease rates and commence leasehold improvements. This store shall serve as the expansion template, with a documented process for additional executions in the future.  The ability to open within four months will be dependent on the availability of contractors for leasehold improvements. Due to the real estate boom presently in the city of Calgary, we cannot be assured that we will be able to find a contractor readily available to undertake the work required within this four month period.

We are presently investigating several point of sale systems and intend to purchase a Point of Sale Inventory System within the next two months.   Sun World is also reviewing  design and  potential contracts to build a website.  The website will provide basic information about our stores. It will give us exposure to the general marketplace. The website will have the facility for prospective customers to contact us with questions and inquiries, but will not be designed to process orders at this time. Initially, we anticipate the website development will cost approximately $3,000.  Our website should be under construction within the next thirty days from the filing date of this report.

We are presently evaluating certain potential domain names, all of which contain the word ‘Tiempo’.  After a decision has been made regarding a domain name, registration of our website domain name will be implemented.  Web server space will be contracted from a local Internet Service Provider (ISP), which has not yet been chosen.

During months five through eight, we may possibly determine an Edmonton, AB, Canada location for a third store, dependent on the availability of funds and space.

Mr. Coonfer has determined to join the business and has given notice at his present job to be effective at the end of May, 2007.   He will work with Mrs. Coonfer to begin the search for managers with retail experience for the additional locations. These managers will then participate in product buying trips, giving them perceived ownership of their respective stores. These managers will be provided with profit-sharing to ensure loyalty and commitment.

Expenditures

The following chart provides an overview of our budgeted expenditures, by significant area of activity, for Sun World to continue operations and to effect our business plan.

Maximum funds received

Expenses

Costs of the Offering

Payment of Outstanding Loans

Point of Sale Inventory System

Legal and Accounting

Marketing and Promotion

Inventory

Lease and Leasehold Improvements

Warehouse

Travel and Accommodation

Website Development

Consulting

Working Capital

$35,000 145,671 5,000 20,000 15,000 50,000 15,000 5,000 7,000 3,000 3,000 21,329
Total	$325,000

The above expenditure items are defined as follows:

Offering Costs:  This expenditure item refers to the costs of the proposed offering, including, legal, accounting and transfer agent fees and the costs of any fees related to the compliance with any state securities laws.

Payment of Outstanding Loans:  This expenditure item is for the payment of the outstanding loan which will reduce interest costs annually. The balance of the loan as at February 28, 2007 is $169,236, $145,671 of which amount we expect to retire in full from the proceeds of the proposed offering.

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

Working Capital:  This item refers to general working capital to be used for any costs that have not been otherwise listed.  This amount will cover such costs during the first year of operation.

We are confident we can meet our financial obligations and pursue our plan of operations as we have raised  the $325,000 under our prospectus offering subsequent to the period covered by this report.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Not Applicable

ITEM 2.

CHANGES IN SECURITIES

On December 21, 2006 our Registration Statement on Form SB-2 was declared effective under Commission file number 333-132472.   We registered a total of 3,250,000 common shares.   From December 31, 2006 to the period covered by this report we did not incur any expenses for the Company’s account in connection with the issuance and distribution of the securities registered for underwriting discounts and commissions, finders fees, expenses paid to or for underwriters, other expenses and total expenses.

The following table notes estimated expenses incurred for our account from December 21, 2006 to February 28, 2007, in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	$ 0	$ 450
Legal	$ 0	$ 25,000
	$ 0	$ 29,450

We had not accepted any subscriptions for funds during the period covered by this report.

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

Subsequent to the period covered by this report, the Company closed its prospectus offering and issued a total of 3,250,000 common shares for cash consideration of $325,000.

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

Date:  April 20, 2007

By:   /s/ Kimberley Coonfer
Name:  Kimberley Coonfer
Title:    President, principal executive officer

By:   /s/ Greg Coonfer

Name:  Greg Coonfer
Title:    Chief Financial Officer, principal accounting officer