Form 10KSB
period 2007-05-31
SUN WORLD PARTNERS INC
filed 2007-09-12
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        0000-52365

SUN WORLD PARTNERS, INC.

 (Name of small business issuer in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601-14th St. S.W., Calgary, Alberta, Canada	T3C1E3
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 228-2483

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock $.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     [X]       No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     [ ]       No   [ X ]

State issuer's revenues for its most recent fiscal year:

$253,076

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

Aggregate market value of voting and non-voting common equity held by non-affiliates is $812,500 based on the bid price of $0.25 per share on August 30, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 30, 2007, the Issuer had a total of 8,750,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

ITEM 1.     DESCRIPTION OF BUSINESS.

(a)

Business Development

Sun World Partners, Inc. was incorporated on April 2, 2000, in the State of Nevada. Sun World Partners, Inc.’s principal executive offices are located at 1601 - 14 St. S.W., Calgary, Alberta, Canada, T3C 1E3. Our telephone number is (403) 228-2483.  Sun World was originally incorporated as an investment company.  From the period of incorporation through to May 31, 2005, we had no operations.  On December 31, 2004, the then existing directors of Sun World resigned and a new director and officer was appointed.  On March 31, 2005, two additional directors were appointed.  On May 31, 2005, we entered into a share exchange agreement with Tiempo de Mexico Ltd., a company incorporated pursuant to the laws of the Province of Alberta, Canada, with operations in Calgary, Alberta, Canada.  Tiempo is in the business of retail sales of predominately Mexican furniture and accessories.  On November 29, 2005, Sun World completed a forward split of our shares on the basis of one hundred shares (100) for every one (1) share held. Tiempo has operated in Calgary, Alberta, Canada for the past 10 years, with one retail location at 1601-14th St. S.W., Calgary, Alberta, Canada.  Sun World management determined to complete an offering and raised a total of $325,000 for the expansion of Tiempo. The offering closed on March 8, 2007.   It is our intent to expand the operations of Tiempo by opening initially one additional location in Calgary and then, as funding will allow, to open other locations throughout Canada and the United States of America.  We have not yet identified a location for the second store to be opened in Calgary due to the high costs of rental space in Calgary. As of the date of this filing, Tiempo generates sufficient revenues to meet all of its operating expenses.  The funds we have raised will only fund the expansion of a second store.  We will need to raise additional capital to fund other locations or rely on profits from operations.  Sunworld does not generate any income and the burden of its expenses will be required to be paid from funds raised from the recent offering, future equity or debt financings and net profits from Tiempo. Presently, Tiempo has limited profitability and there can be no assurance that we will find a second location that is affordable or that a second location will generate sufficient profits to open other locations as called for by our expansion plan.     Presently, we are attempting to grow our existing business by offering additional services to our customers, such as decorating and consulting services for their home furnishings.  One of our directors is presently completing a course in Feng Shui with a view to being able to offer his services to our customers which will increase our revenues which we hope will assist us in meeting our growth objectives.

Sun World is a holding company with one wholly owned subsidiary, Tiempo.  All of the operations are carried on presently by Tiempo who imports and sells furniture and home furnishings imported primarily from Mexico. Sun World’s objective is to utilize the model of Tiempo’s retail operations in Alberta to establish retail stores in Canada and the U.S.  The president of Sun World and founder of Tiempo, Kimberley Coonfer, has operated Tiempo as a retail store importing and selling home furnishings in Canada since 1996.   During fiscal 2007, Mr. Coonfer retired from his job in the oil and gas industry to join the business of Tiempo and assist Ms. Coonfer with her growth plans for the business.

Neither Sun World nor Tiempo have ever declared bankruptcy, have ever been in receivership, and have ever been involved in any legal action or proceedings.

Aside from the revenues and operations of our wholly-owned subsidiary, Tiempo, we have not had any other revenues or operations. Aside from Tiempo, we have no additional assets. Tiempo generates limited revenues at this time.

 (b) Business of Issuer

Business of Issuer

Our business plan is to sell furniture and home furnishings, imported from Mexico, in Canada and the USA. The business will focus on securing retail locations with high pedestrian and vehicular traffic in mid-to-upscale neighborhoods.

The business will differentiate itself by offering various lines of Mexican products, appealing to those customers who have traveled to Mexico and are familiar with the type of products offered in Mexico. With a focus on decorations, pottery, home accessories and home furnishings, the creativity of the buying and displaying of products will serve to bring a small piece of Mexico by way of  home décor that beautifies the home.

Principal Products and Services

By category, the principal products of Tiempo are: pottery (60%), furniture (15%), lighting products, both eclectic and candle lit, such as lamps, lit wall ornaments, candle holders, and chandeliers (5%), textile products (5%), jewelry (5%), wall art (5%) and glassware (5%).

With proper buying and display techniques, the physical products are presented to bring “a touch of the Mexican culture” to the homes of Tiempo’s customers.

The Market

The market for our products could be described as young married couples, with or without children. With the majority of the shopping done by females, aged 30 to 50 years, this group tends to have high disposable income, treating their home as their most important possession. To that end, pride in their surroundings continues to motivate them to create an atmosphere of uniqueness and sophistication.

The customers’ desire is to have a home decorated with non-typical furnishings, often representing their admiration for Mexico and its culture.

Geographically, we intend to open an additional Calgary, Alberta, Canada store as soon as we can find a space that we can afford based on our budget. Being in the same city as our current retail location, Greg  Coonfer and  Kimberley Coonfer, who are now both full-time directors and officers, can spread their efforts evenly over the 2 locations utilizing operational experience while limiting expenses.

Once we have been able to secure an affordable second location, then utilizing the experience of this expansion, additional cities across Western Canada will be explored for store openings, likely starting in Edmonton, Alberta, Canada, due to proximity, and then Vancouver, British Columbia, Canada, again because of proximity and potential.  The economies in Western Canada are presently experiencing strong growth.

It is intended we will thereafter move eastward in Canada, but could also begin exploring northern USA locations at about the same time.

Distribution

With one location in Calgary, Alberta, Canada, our intention is to open a second location in Calgary. Upon successful execution of this store, our intention is to enter the Edmonton, Alberta, Canada and Vancouver, British Columbia, Canada market, thereby giving us physical proximity to Seattle, Washington to introduce our first store in the United States.

Our intention is to thereafter roll-out across Canada, west to east, one store per major city, while researching the northern states of the United States market for locations of reasonably close proximity to Canada. We have no intention of entering the southern United States, as competition from Mexican expatriates could be expected to be well-established and fierce.

Competition and Competitive Strategy

We presently have no direct competition in the market in Calgary and we expect our competitive position within the industry will continue to be limited.  The challenge will be to build our business from the one existing location, growing to allow for economies of scale to provide a buying and management advantage, while utilizing marketing efforts specific to each individual store.

We intend to develop into a destination shopping location, rather than relying on walk-by or drive-by traffic.

Based on our limited review of the competition, conducted by the use of the Internet and a visit to a selection of stores in the Calgary area offering furniture and home accessories, undertaken by management of Tiempo, at present there are numerous retailers selling furnishings imported from around the globe, but management did not find any retail stores that specialize predominately in furniture and accessory products from Mexico in the Calgary area.

Our competitive strategy will be to select (buy) products of a unique nature, in a quantity allowing for higher selling margins, and implementing marketing efforts aimed at creating differentiation.

Our competition could be grouped into three major categories. First are the furniture stores, some big, some small, that sell typical pine furniture. These stores typically offer this pine furniture as only a small portion of their inventory, but others offer this pine as their only furniture product. Second are the national chains that market a varied array of imported and specifically-manufactured items, some from Mexico, but mainly from all-parts of the world. The third category of competition is gift stores which are in close proximity to our physical location. These stores often offer products imported from around the world, some of the products sourced from the same Calgary supplier we utilize.

Sources and Availability of Products and Supplies

We utilize 3 main sources of product: Mexican wholesalers--80%, local Calgary import distributors--15%, and local Calgary artists--5%.

Of the 80% of the product line coming from Mexico, Tiempo utilizes the services of one main supplier for 60% of the Mexican-sourced product line. This supplier is our main supplier of pottery products.  This supplier also serves as our freight consolidator in Mexico.  We do not have any formal written agreements with our main supplier or any of our suppliers.

Our major suppliers are as follows:

1.

Artesanias Macexport

Emilio Carranza No. 244

Tlaquepaque, Jalisco, Mexico

Mexico C.P. 4500

Tel: (33) 3657-5979

Fax: (33) 3657-5544

Pottery Supplier: Chimeneas, Planters, Vases, Clay ornaments

2.

Artesanias Arzola

Juarez 286

Tonala, Jalisco, Mexico

Tel/Fax: 3683-3761

Tin and Glass Supplier: Glass Stars, Mirrors, Tin Sculptures

3.

Down the Beaten Path

7519G 30th St. S.E.

Calgary, AB, Canada   T2C 1V4

Tel: (403) 519 7230

Fax: (403) 238 9760

 Local Pottery Supplier:  Mexican Vases

4.

Index Gift Imports Ltd.

#50, 5251 48th AVE. SE

Calgary, AB, Canada   T2B 3S2

Tel: (403) 291 2906

Fax: (403) 291 4715

Local Giftware Supplier: Imports from China and India including Candleholders,

Picture frames, Masks and sculptures.

The Mexican export market is well-established, with wholesalers easily accessible in the Mexican state of Jalisco, specifically the cities of Tonala and Talaquepaque. With buying facilities, credit availability, transportation arrangements, and constant supply, we believe the long-term availability of products is secure.

As our buying power increases over time, our intention is to negotiate for exclusive products--products made available only to Tiempo.

It is our intention to develop additional supplier relationships to ensure adequacy of supply, in the event our current main Mexican supplier should unexpectedly cease operations.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We presently operate our retail location under the name Tiempo.  We have not protected our name by any trademark protection at this time due to a lack of funds.  Any company wishing to incorporate in the Province of Alberta using the name Tiempo would be required to receive our approval or have a sufficiently different company name so as to differentiate from our existing company, which is Tiempo de Mexico Ltd.

We do not believe there are any inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  Tiempo has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present, neither Sun World nor Tiempo hold any intellectual property, although trademark protection may be necessary in the foreseeable future, should we execute our business plan and experience substantial growth.  There can be no assurance that Sun World or Tiempo can protect their names in the future and we could be at risk of not being able to gain use of the name in other jurisdictions in the U.S. and Canada without trademark protection.

Approvals and Existing or Probable Government Regulations

There are no types of government approvals required and no government regulations on our business nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Research and Development Activities and Costs

We have not incurred any costs to date and have no plans to undertake any research and development activities.

Compliance With Environmental Laws

There are no environmental concerns we  must be concerned with.

Facilities

We do not own facilities of any kind.

At present we are leasing space for our single retail location in Calgary, Alberta, Canada, which also serves as our principal office. The space is 2,984 sq. ft., with a 2 year lease expiring July 31, 2008, at CDN$18.02 per sq. ft., including good and services taxes  (approximately US$16.08 per sq. ft.).

Employees

Tiempo has 4 employees at the present time, 2 full-time and 2 part-time. Of the 2 full-time employees, one is Mr. Greg Coonfer, a director and officer of Sun World.  Mrs. Coonfer who was previously management of the Company is working part time presently due to maternity leave.  Mr. Coonfer only draws salary as funds are available.   We do not have any formal written employment agreement with Mr. Coonfer.  During the fiscal year ended May 31, 2007 Mr. Coonfer was paid $2,235 and Mrs. Coonfer was paid $5,278 as compared to the fiscal  year ended May 31, 2006 where  Mr. Coonfer did not receive any payment for services and Mrs. Coonfer was paid a total of $9,667 for her services.

The second full-time employee is our manager who also undertakes floor sales, however she has limited exposure to purchasing of inventory, which is presently handled solely by Mr. and Mrs. Coonfer.  Mrs. Coonfer is one of the part time employees and the second part-time employee is a floor sales person.

The officers and directors of Sun World are presently responsible for all planning, developing and operational duties, and will continue to be so throughout the early stages of our growth.

Human resource planning will be part of an ongoing process that will include regular evaluation of operations and revenue realization. It is expected we will require a manager for each new store location, who will then be responsible for the hiring of floor sales people as necessary. It is expected all buying and accounting functions will be centralized for efficiency. Further, the implementation of a point-of-sale system will allow for effective inventory control.  We have presently purchased our point of sale system and are installing it as of the date of this filing.

ITEM  2.     DESCRIPTION OF PROPERTY.

Sun World does not own any real property.

We do not have any investments or interests in any real estate.  Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

Tiempo currently has a lease for our one store location in Calgary, AB, Canada. The terms of the lease are as follows:

The space is 2,984 sq. ft., with a 2-year lease expiring July 31, 2008, at CDN$18.02 per sq. ft., including goods and services taxes of 6%  (approximately US$16.08per sq. ft.),.  On July 14, 2006 we elected to renew a 2-year option on the original lease.  There was no increase in rent from our previous lease which expired on July 31, 2006.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this annual report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock presently trades on the Over the Counter Bulletin Board (OTC/BB) under the symbol "SUWO".

The Company has been quoted on the over the counter bulletin board from May 3, 2007.

Following is a report of high and low bid prices from

May 3, to May 31, 2007.

Year 2007	High	Low
4th Quarter ended 5/31/07	0.00	0.00

The first bid on the Company’s stock was $0.25 per share on June 8, 2007 with no ask.

The information as provided above for the fiscal year ended 2007 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of  August 30, 2007 there are 2 market makers in the Company’s stock which is presently quoted on the over the counter bulletin board.  The Company has not traded since it was listed on the OTCBB.   As of August 30, 2007, there were 47 record holders of the Company’s common stock.

During the last two fiscal years, no dividends have been declared on the Company's stock.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

On December 21, 2006 our Registration Statement on Form SB-2 under Commission file number 333-132472 was declared effective, enabling us to offer up to 3,250,000 shares of common stock of our company at a price of $0.10 per share. On March 8, 2007 we accepted subscriptions for the entire offering from 43 investors, raising a total of $325,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 8,750,000 issued and outstanding shares of common stock of which 4,350,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from December 21, 2006 to May 31, 2007 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	0	$ 975
Legal and Accounting	0	19,337
Costs of the offering	0	35,000
Office and Administration	0	743
Total	0	$56,055

Net proceeds of the offering after payment of the above costs were $268,945.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others

Expenses

Payment of Outstanding Loans

Point of Sale Inventory System

Marketing and Promotion

Inventory

Lease and Leasehold Improvements

Warehouse

Travel and Accommodation

Website Development

Consulting

Working Capital

	$169,066 0 0 0 0 0 0 0 0 0	$0 5,000 15,000 30,000 15,000 5,000 7,000 3,000 3,000 16,879
TOTAL	$169,066	$ 99,879

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can not guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the fiscal year ended May 31, 2007 Sun World had a loss from operations of $12,835 a decrease of $23,295 as compared to income from operations of $10,460 for fiscal year 2006. Fiscal 2007 income included a decrease in gross revenues after costs of sales to $134,708 from $138,234 (2006).  The decrease in net revenues can be attributed to increased inventory costs, consulting fees paid to buyers and associated freight charges.  Top line sales increased slightly from $240,380 (2006) to $253,076 (2007) as  increased consumer traffic in the store continued with Tiempo offering a more diverse range of products and price ranges for these products, as well as  seasonal promotions and sales to assist with clearing old inventory prior to receipt of new product shipments.

An increase to sales before costs of goods sold can also be directly linked to economic growth in the city of Calgary due to the continuing stability of high prices  for oil and gas, which commodities provide a major source of income for many Calgarians.  Administrative expenses increased slightly by 4% to $74,659 (2007) as compared to $71,722 (2006)  primarily as a result of the operations of the parent corporation, where the Company incurred new fees for transfer services, printing and reproduction and postage costs related to the public offering completed during the year. Salaries and wages increased to $50,113 from $38,637 (2006) as a direct result of increased store traffic and a requirement to extend the hours of existing staff, as well as hire supplemental part time staff. Professional fees increased over the comparative periods from $17,234 (2006) to $22,585 a direct result of the public offering to raise $325,000 and the Company’s listing on the OTC:BB.  The net loss for the fiscal year 2007 was $21,599 as compared to a net gain of $487 for the fiscal year 2006.  The loss for 2007 can be attributed to an increase to costs of goods sold, as well as increased operational expenses noted above, including an interest expense in the amount of $8,764 accrued for certain long term debt.  The gain for 2006 can be attributed to increased sales as compared to fiscal 2005, a portion of which was offset by increased professional fees and increased salaries and wages..

The continuing trend of increased top-line revenues over the respective periods ended May 31, 2007 and 2006 can be attributed to increased product sales as a result of continuing growth in consumer traffic in the store, the more diverse range of products and price ranges with respect to certain products as well as seasonal promotions to assist with clearing old inventory prior to receipt of new product shipments.  To meet this increase in demand, Tiempo has continued to increase its inventory in order to ensure adequate selection for the new consumer base. The stable economic growth in the city of Calgary as a result of continually increasing prices of oil and gas and a shortage of labor has also continued to support sales growth.

For the year ended May 31, 2007 we applied an exchange rate of 0.93 to balance sheet items and 0.88 to income statement items.  For the year ended May 31, 2006 we applied a rate of 0.91 to balance sheet items and 0.85 to income statement items.

Product sales vary over the reporting periods as a result of various factors including, increases and decreases in inventory, acquisition of new and diverse products and novel product styles, varying promotions and clearance sales in any given period, and seasonal product sales increases including spring and fall clearances and increased sales for holiday events such as Christmas, Valentines day, and Mothers day. Terms for promotions vary by season and sales event and sales generally include a discount to retain product price of between 10% and 50% depending on the aging of inventory, with inventory over 180 days being priced at a 50% discount in most cases.

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

Interest expense on long term debt accrued for the respective fiscal years totaled $8,764 to May 31, 2007 as compared to $9,973 to May 31, 2006.  The decrease to interest expense accrued was a direct result of (1) a substantial reduction to the principal balance of a loan payable in March 2007 totaling $132,223, leaving a remaining balance of $49,245 at year end; and (2) the settlement of an outstanding loan in full by the payment of $36,843.

The Company’s goal with certain proceeds raised from the offering is to retire certain debt in Tiempo and to expand the operations of Tiempo by opening initially one additional location in Calgary, and then other locations throughout Canada and the United States of America.  As of the date of this report, Tiempo generates sufficient revenues to meet all of its operating expenses however, it does not generate sufficient revenues to execute our business plan.  The Company was successful in raising gross proceeds of $325,000 by the sale of 3,250,000 shares of common stock at $0.10 per share, which funds were used to retire debt as noted above, and provide  capital to open one additional “Tiempo” location in Calgary. To execute our further expansion plans we will need to either secure loans, raise additional funds through equity offerings or generate sufficient profitability in our two locations to use those funds for expansion.

Trends

Foreign currency adjustments may impact on our financial reports.  Tiempo buys its products in Mexican pesos and United States dollars but undertakes its operations in Canada.  Our financial reporting for Sun World and Tiempo is in United States dollars.  Foreign currency adjustments are impacted by the relative ratio of the Canadian dollar to the Mexican peso as well as by the relative ratio of the United States dollar to the Canadian dollar. The recent trend over the periods covered by the financial statements included in this filing reflects a strengthening of the Canadian dollar as compared to both the Mexican peso and the United Stated dollar.  These effects of currency fluctuation will continue to impact on our financial statements.  We do not presently undertake any actions to hedge currency fluctuations.

 Sun World is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short term or long term liquidity.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of May 31, 2007, the Company had working capital of $180,486 and Stockholders' Equity of $180,687 compared with working capital of $77,592 and Stockholders' Deficit of $101,421 as of May 31, 2006.  The Company’s working capital has increased primarily as a result of an increase in cash to $166,452 (2007) from $23,565 (2006) and an increase in inventory to $83,656 (2007) from $71,195 (2006), offset by an increase to current liabilities, in particular an increase to accounts payable and accrued liabilities to $29,934 (2007) from $19,671 (2006), and an increase to current liabilities in the form of a short term related party loan from $0 (2006) to $49,245.  The previously reported Stockholders' Deficit of $101,421 (2006) became $180,687 in Stockhholders’ Equity at the close of fiscal 2007 as a result of the completion of an offering of 3,250,000 common shares to raise a total of $325,000.  Shareholder loans decreased dramatically as a result of the repayment of substantially all of these loans during the current fiscal year.

Liquidity

The Company believes that it has sufficient funding over the next twelve months to implement its existing business plan.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required can not be definitively stated as at the date of this filing and will be dependent on a variety of factors.  As of this filing the Company has been successful in paying its operating costs from existing revenue and shareholder loans.  The Company anticipates revenues generated from its retail sales and the funds raised under the recently completed offering will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company can not be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company presently has sufficient capital generated from its recently completed offering and product sales, net of costs of goods sold, in order to meet current requirements.  This net sales revenue provides the Company funds to maintain its current level of operations.  A review of the financial statements over the past 12 months shows that the Company has sufficient cash flow from product sales to meet all operational expenses prior to the accrual of interest payable on certain long term debt.  The Company anticipates that this trend will continue over the long term as management continues to refine its business model to maximize inventory turnaround and consumer traffic.

 For the long term, Tiempo expects that it will be able to continue to operate based on its historical operations.  However, with the opening of a second location, should we be able to find a suitably priced space, Tiempo will be required to increase its overhead and will enter into contracts, such as a lease agreement for the second location and will be required to retain additional staff.  Should there be an economic downturn over the next two years then Tiempo may experience financial difficulties due to these increased commitments.  However, management has no reason to believe at this time that it could not sustain an economic downturn.

Sources of Working Capital

During the fiscal year ended May 31, 2007 the Company's primary sources of working capital have come from net proceeds generated from the sale of in-store merchandise and common stock, as well as certain shareholder and related party loans as follows:

*

$25,000 in the form of loans from related parties;

*

$5,083 in the form of loans from shareholders; and,

*

$290,000 in net proceeds from the sale of its common stock under a prospectus offering.

Material Commitments for Capital Expenditures

None.

Off Balance Sheet Arrangements

None.

ITEM 7 – FINANCIAL STATEMENTS

Sun World Partners, Inc.

Audited Consolidated Financial Statements

For the Years Ended May 31, 2007 and 2006

Sun World Partners, Inc.

Consolidated Financial Statements

For the Years Ended May 31, 2007 and 2006

Contents

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Financial Statements

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations and Other Comprehensive Loss

F-5

Consolidated Statement of Stockholders’ Equity

F-6

Consolidated Statements of Cash Flow

F-7

Notes to Consolidated Financial Statements

F-8 to F-12

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037

PHONE: (801) 927-1337 FAX: (801) 927-1344

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107

PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sun World Partners, Inc.

We have audited the consolidated balance sheets of Sun World Partners, Inc. (the Company) as of May 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

August 27, 2007

Salt Lake City, Utah

SUN WORLD PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

May 31, 2007 and 2006

ASSETS	2007	2006

Current
Cash	$ 166,452	$ 23,565
Accounts receivable	5,051	-
Inventory	83,656	71,195
Prepaid Expenses	11,075	9,082

Total Current Assets	266,234	103,842

Equipment (net of depreciation $201 in 2007 and $179 in 2006)	20	42
Leasehold improvements (net of amortization of $1,292 in 2007 and $1,146 in 2006)	181	327

	$ 266,435	$ 104,211

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 29,934	$ 19,671
Customer layaway deposits	1,234	1,549
Gift certificates payable	3,607	2,772
GST payable	1,728	2,258
Loan payable – related party	49,245	-

Total Current Liabilities	85,748	26,250

Shareholder loans	-	30,950
Loan payable – related	-	148,432

	85,748	205,632

SHAREHOLDERS’ EQUITY
Share capital; 75,000,000 shares authorized; Year 2006: 5,500,000 shares issued and outstanding Year 2007: 8,750,000 shares issued and outstanding	8,750	5,500
Paid in capital	281,751	(4,999)
Accumulated deficit	(104,738)	(83,139)
Accumulated other comprehensive loss	(5,076)	(18,783)

	180,687	(101,421)

	$ 266,435	$ 104,211

SUN WORLD PARTNERS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

for the years ended May 31, 2007 and 2006

	2007	2006

Revenues
Sales (net of returns)	$ 253,076	$ 240,380
Costs of goods sold	118,368	102,146
	134,708	138,234

Expenses
Depreciation and amortization	186	181
Administrative expenses	74,659	71,722
Professional fees	22,585	17,234
Salaries and wages	50,113	38,637
	147,543	127,774

Income (loss) from operations	(12,835)	10,460

Interest expense	(8,764)	(9,973)

Provision for income taxes	-	-

Net Income (Loss)	$ (21,599)	$ 487

Net Income (Loss) per Common Share	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Used in Calculation	6,405,983	5,500,000

Other comprehensive loss
Net Income (Loss)	$ (21,599)	$ 487
Foreign Currency Translation adjustment	13,707	(11,742)

Total comprehensive loss	$ (7,892)	$ (11,255)

SUN WORLD PARTNERS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the years ended May 31, 2007 and 2006

	Class A Common Stock
	Shares	Amount	Paid in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total Shareholders’ Equity

Balance May 31, 2005	5,500,000	$5,500	$(4,999)	$(83,626)	$(7,041)	$(90,166)
Net gain for the year	—	—	—	487	—	487
Foreign currency translation	—	—	—	—	(11,742)	(11,742)
Balance May 31, 2006	5,500,000	5,500	(4,999)	(83,139)	(18,783)	(101,421)
Sold for cash	3,250,000	3,250	286,750			290,000
Net loss for the year				(21,599)		(21,599)
Foreign currency translation					13,707	13,707
Balance May 31, 2007	8,750,000	$8,750	$316,751	$(104,738)	$(5,076)	$180,687

SUN WORLD PARTNERS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended May 31, 2007 and 2006

	2007	2006

Cash flow from operating activities
Net income (loss)	$ (21,599)	$ 487
Accrued interest	8,764	9,973
Depreciation and amortization	186	181

Change in non-cash working capital items:
Inventory	(12,461)	(27,677)
Accounts receivable	(5,051)	1,130
Prepaid expenses and deposits	(1,993)	(3,150)
Accounts payable and accrued liabilities	10,781	14,367
Refundable tax credits	(530)	143
Cash flow used in operations	(21,903)	(4,546)

Cash flow from financing activities
Loans received from related parties	(169,066)	7,840
Repayments to loans from related parties	30,082	(9,078)
Issuance of shares for cash (net of offering costs)	290,000	-
	151,016	1,238

Effect of rate change on cash	13,774	9,808

Increase in cash position	142,887	4,024

Cash position at beginning of year	23,565	19,541

Cash position at end of year	$ 166,452	$ 23,565

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -

Income taxes	$ -	$ -

SUN WORLD PARTNERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007 and 2006

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of Sun World Partners, Inc. (the “Company”) is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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

Tiempo was incorporated on May 5, 1996 under the laws of the Province of Alberta.

Nature and Continuance of Operations

The Company presently has no ongoing operations save the management of its subsidiary, Tiempo.  Tiempo operates in the retail merchandise industry operating one retail location in Calgary, Alberta where it sells a variety of Central American and Mexican furniture, pottery and associated goods.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

Depreciation and amortization

Depreciation and amortization have been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives.  Equipment is depreciated at a rate of 10% per annum and leasehold improvements are depreciated at a rate of 8% per annum.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

SUN WORLD PARTNERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 and 2006

Currency

The functional currency of the Company is the Canadian dollar.  Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period.  Related translation adjustments are reported as other comprehensive income (loss), a component of stockholders’ equity.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.  Fully diluted earnings per share are not presented because they are anti-dilutive.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosure About Fair Value of Financial Instruments.  SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s cash and cash equivalents, accounts receivable, prepaid expenses and other current expenses, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

Inventory

The Company periodically analyzes its inventory for potential impairment, assessing the appropriateness of turnover rates and recoverability of costs based on sales cycles and standard holding time for each item.  Inventory is recorded at cost and is reconciled annually at the close of each fiscal year.

Income taxes

The Company is subject to United States income taxes.  Its wholly owned subsidiary is subject to Canadian taxes.

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

At May 31, 2007, the Company has net operating loss carry forwards totaling approximately $105,000. The carry forwards begin to expire as of the current fiscal year. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

SUN WORLD PARTNERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 and 2006

Goods and Services tax payable

The goods and services tax (“GST”) payable as reflected on the financial statements as a current liability is a tax required by the Federal government of Canada to be charged on all goods and services sold and to be remitted either monthly, quarterly or annually to the government.  The tax is presently charged at 6% (7% up to June 1, 2006).  The Company is allowed to offset goods and services tax paid against goods and services tax remitted.  The amounts on these financial statements reflects the goods and services taxes owing net of any goods and services taxes paid for purchases.  There is no sales tax collectible or payable in the Province of Alberta where the Company presently operates.

Other

The Company has selected May 31 as its year-end.

The Company paid no dividends in 2007 or 2006.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and have been retroactively restated to include the historical operations of Tiempo, due to an exchange of equity interests consummated on May 31, 2005.  For accounting purposes, the exchange was treated as a merger of entities under common control similar to a pooling of interests.  All necessary inter-company transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.  The accompanying consolidated financial statements include the accounts of the Company after the acquisition and Tiempo since its inception.  Tiempo is the Company’s only subsidiary at May 31, 2007.

Note 3 – Merger of entities under common control

On May 31, 2005, the operations of Tiempo were transferred to the Company by its common owners under the terms of a share exchange agreement between the Company and Tiempo.  Under the terms of the agreement, the Company issued the shareholders of Tiempo a total of 5,000,000 shares of its common stock with a par value of $0.001 for 100% of the issued shares of Tiempo.  At the time of the transaction the Company was controlled 98% by Mr. Greg Coonfer and Tiempo was controlled 75% by Mrs. Kimberley Coonfer, resulting in the transaction being treated as a merger of entities under common control.  Consequently, these financial statements reflect the accounts and operations of Tiempo, with the adopted capital structure of the Company retroactively restated.

Note 4 – Amounts due to shareholders

Amounts due to shareholders reflect a loan from an officer and director of the Company in the form of an operating line of credit (“LOC”) which carries a variable interest rate based on the Manulife Bank of Canada “Manulife One” base rate, requiring monthly payments of interest only.  As at May 31, 2006 the LOC carried a balance of $30,950 with a rate of interest of 4.25%.  During the current fiscal year ended May 31, 2007 this loan was retired in full.

The functional currency of the Company is Canadian dollars and therefore the effects of foreign exchange on cash can have substantive impact on the note balance from period to period.  Therefore, the table below provides a reconciliation of the opening balance of the note payable to the ending balance of the note payable for the fiscal years ended May 31, 2007 and 2006, including the impact of foreign exchange rates on cash over the respective periods.

SUN WORLD PARTNERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 and 2006

Note 4 – Amounts due to shareholders (cont’d)

Opening balance note payable May 31, 2005	Increase to Note Payable	Reductions to Note	Impact of Foreign Exchange	Closing balance of Note May 31, 2006

$24,652	$2,840	$ -	$3,458	$30,950

Opening balance note payable May 31, 2006	Increase to Note Payable	Reductions to Note	Impact of Foreign Exchange	Closing balance of Note May 31, 2007

$30,950	$5,083	($36,843)	$810	$ -

Note 5 -Loans Payable (related)

Loans payable as at the year ended May 31, 2007 includes an amount of $49,245 from a shareholder of the Company.  Of this amount $25,000 is a demand loan with no specific terms of repayment and bearing no interest.  The balance of $24,245 is the remaining balance of a loan entered into in fiscal 1996 bearing interest at a rate of 8% per annum, with no payments required until maturity.  This loan matures on May 31, 2008 at which time all accrued interest and the principal sum of the loan become immediately due and payable.  The loans may be retired in full at any time without penalty.

The functional currency of the Company is Canadian dollars and therefore the effects of foreign exchange on cash can have substantive impact on the note balance from period to period.  Therefore, the table below provides a reconciliation of the opening balance of the note payable to the ending balance of the note payable for the fiscal years ended May 31, 2007 and 2006, including the impact of foreign exchange rates on cash over the respective periods.

Opening balance note payable May 31, 2005	Increase to Note	Accrued Interest	Reductions to Note	Impact of Foreign Exchange	Closing balance of Note May 31, 2006

$124,432	$5,000	$9,973	($9,078)	$18,105	$148,432

Opening balance note payable May 31, 2006	Increase to Note	Accrued Interest	Reductions to Note	Impact of Foreign Exchange	Closing balance of Note May 31, 2007

$148,432	$25,000	$8,764	($132,223)	($728)	$49,245

SUN WORLD PARTNERS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

May 31, 2007 and 2006

Note 6 – Related Party Transactions

During the year ended May 31, 2007 officers and directors of the Company received $7,512 for services rendered.

Note 7 – Commitments

(i)

The Company entered into a three year lease agreement on August 1, 2003 for a total of 2,984 square feet at $14.96 per square foot (CDN$17.00), exclusive of goods and services tax of 6%, expiring July 31, 2006.  The lease also provides an option for a two (2) year extension upon expiry, subject to re-negotiation of annual lease payments. The Company elected to exercise the two (2) year option to extend its lease subsequent to year end.  As a result of the renegotiation, the lease expires on July 31, 2008 with no renewal options.  Rental costs per square foot remain constant at $16.08 (CDN$18.02).

      The Company is required to make minimum lease payments over the remaining term of the lease as follows:

2008	$ 44,641
2009	7,440
$ 52,081

(i)

The Company entered into a 60 month lease in February 2004 with respect to a commercial vehicle for the business.  The lease bears interest at a rate of 3.9% per annum and requires monthly payments of $252 (CDN$286) until maturity.

 Note 8 – Other events

During the year the Company completed an offering of the Company’s securities for total proceeds of $325,000 by the issuance of 3,250,000 shares of common stock at $0.10 per share.

Note 9 – Recent pronouncements

In September, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements.  SFAS No. 157 is effective for our fiscal year beginning June 1, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective as of the beginning of our fiscal year which begins June 1, 2008.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 8A.  CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORTE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company and its subsidiaries held by each such person:

NAME	AGE	POSITION
Kimberley Coonfer Greg Coonfer Shaun Thorburn Tom Zapatinas	33 34 32 52	President and Director Chief Financial Officer and Director Secretary and Director Director

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted.  The term of office of directors of the Company ends at the next annual meeting of the Company’s shareholders or when their successors are elected and qualified. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of shareholders, or when his successor is elected and qualifies.  Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Kimberley Coonfer, President and Member of the Board of Directors, age 33

Mrs. Kimberley Coonfer has been serving as Sun World’s President and a member of Sun World’s Board of Directors since March 31, 2005.  The term of her office is for one year and is renewable on an annual basis.

Mrs. Coonfer is also the President, Secretary Treasurer and sole director of Tiempo de Mexico Ltd., our wholly-owned subsidiary and has served in that capacity since November, 1996.  Mrs. Coonfer has been responsible for the daily operations of Tiempo since November, 1996.  Presently she is on maternity leave and is working part time in the business.  Previously she has been responsible for buying, selling, display, accounts payable, accounts receivable, logistics, human resources, and all operations that could be expected of an owner/operator of a retail business.

Mrs. Kimberley Coonfer was born in Vancouver, BC, Canada; she moved to Montreal, Quebec, Canada in 1991 to undertake studies to earn a Bachelor of Science at McGill University in Montreal, Quebec, Canada. Mrs. Coonfer graduated in 1995 with a Biology major and an Environmental Studies minor.

In 1996, Mrs. Coonfer, along with her business partner purchased Tiempo.

Mrs. Coonfer is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Mr. Greg Coonfer, Chief Financial Officer and Member of the Board of Directors, age 34

Mr. Greg Coonfer has been serving as Sun World’s Chief Financial Officer and a member of Sun World’s Board of Directors since March 31, 2005.

Mr. Greg Coonfer is the husband of Mrs. Kimberley Coonfer, our President and a member of the Board of Directors.

Mr. Coonfer was born in Olds, Alberta, Canada.  In 1996 he graduated from the University of Lethbridge with a Bachelor of Management degree in Accounting.  In 2002 he received his Certified General Accountant (CGA) designation, a 2-year accounting program.

In 1997 Mr. Coonfer joined Canadian 88 Energy Exploration Ltd. as a Joint-Interest Accountant.  In that position he was responsible for compiling, reporting and distributing all oil and gas production joint-interest billings.  In April, 2001, Mr. Coonfer was promoted to Marketing Accountant, where he was responsible for coordinating natural gas transportation, calculating natural gas production prices and reporting corporate net-back prices.  In 2003, Canadian 88 Energy Exploration Ltd. was acquired by Esprit Exploration Ltd., a wholly-owned subsidiary of Esprit Energy Trust.  In 2003, Mr. Coonfer was promoted to Marketing Coordinator, and was responsible for natural gas trading and contracts.  He was responsible, with his team, for daily natural gas inventories, acting as a liaison between the marketing department and production accounting department.  At the beginning of 2007, Mr. Coonfer quit his position in the oil and gas industry to join the Company, and is presently taking designer courses and is working full time in the business of the Company.

Mr. Coonfer is not an officer or director of any reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

Mr.  Shawn Thorburn, Secretary and Member of Board of Directors, age 32

Mr. Shawn Thorburn was originally appointed to the Board of Directors and President and Secretary Treasurer of Sun World on December 31, 2004.  On March 31, 2005, Mr. Thorburn resigned as President and Treasurer.

A resident of Olds, Alberta, Canada, Mr. Thorburn was involved in his family’s hardware business in part-time and full-time positions since the mid 1980’s. In 1991 he took a full-time position in the family owned franchise at Beaver Lumber, a Canadian retail chain selling lumber and other household hardware.  For a period of 3 years he was responsible for merchandising, lumber yard operation and deliveries at Beaver Lumber.

In 1994, Mr. Thorburn attended the Northern Alberta Institute of Technology, Edmonton, AB, Canada where he studied in the Business Administration diploma program. In 1996, he returned to the family business where his responsibilities mirrored those of his previous time there.

In September, 2001, Mr. Thorburn returned to school, this time at Olds College, Olds, AB, Canada where he earned a 2-year Land Resource Management diploma, graduating in April¸2003. The Land Management Resource program focuses on the skills necessary to reclaim oil-and-gas drilling and production sites.

From June, 2003 to May, 2004 he was employed by Peter Overwater Oilfield Construction, Olds, AB, Canada, an oilfield construction company, as a laborer, assisting in the building and maintenance of oil and gas production sites.

In May, 2004, with the family hardware business purchased by a national chain, Mr. Thorburn agreed to employment with the purchaser, Home Hardware, Olds, AB, Canada, where he is currently employed.  He is presently the yard foreman, scheduling and supervising a group of  seven to ten employees.

Mr. Thorburn is not an officer or director of any reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

Mr. Tom Zapatinas, Member of the Board of Directors, age 52

On January 9, 2007, Mr. Tom Zapatinas was appointed to the Board of Directors of Sun World Partners, Inc.  Mr. Zapatinas has been a self employed business consultant since August, 1997.  In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada.  Mr. Zapatinas resigned from Prolific in May 29, 2001 to go back to his consulting practice.  He brings experience in financing, corporate development and mergers and acquisitions.

Mr. Greg Coonfer, a director and Chief Financial Officer of the Company is the husband of Ms. Kimberley Coonfer our President and a director of the Company.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceeding, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Kimberley Coonfer	President and Member of the Board of Directors	Late/1	N/A	N/A
Greg Coonfer	Chief Financial Officer and Member of the Board of Directors	Late/1	N/A	N/A
Shawn Thorburn	Secretary and Member of the Board of Directors	Late/1	N/A	N/A
Tom Zapatinas	Member of the Board of Directors	Late/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics as soon as practicable.  Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors presently does not have an audit committee.  Since there is only one independent member of the Board it is not feasible at this time to have an audit committee.  The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 10.    EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years.  No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.  Accordingly, no other executive officers of the Company are included in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Kimberley Coonfer, President & CEO	2007	$5,278	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kimberley Coonfer President & CEO	2006	$9,667	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Kimberley Coonfer President & CEO	2005	$7,585	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kimberley Coonfer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Greg Coonfer	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shawn Thorburn	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom Zapatinas	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There were no stock options granted during the fiscal year ended May 31, 2007.  The Company presently has no stock option or stock award plans.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kimberley Coonfer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Greg Coonfer	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Shawn Thorburn	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Tom Zapatinas	-0-	-0-	-0-	-0-	-0-	-0-	-0-

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended May 31, 2007 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

The company does not presently have any equity compensation plans.

Security ownership of certain beneficial owners.

The following table sets forth information, as of August 30, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Caribbean Overseas Investments Ltd. Cor 12 Baymen Ave and Calle Al Mar Belize City, Belize	1,250,000 common shares held directly.	14.29%
Common	Elias Tsoukalis Gramma Tikoy T.K. Mesouogioy, Greece 30015	813,033 common shares held directly	9.29%
Common	Spyros Tsoukalis Gramma Tikoy T.K. Mesouogiouy, Greece 30015	825,000 common shares held directly	9.43%
Common	Siama Vasiliki Critis 5 Glyfada T.K. Athens Greece 16562	613,467 common shares held directly	7.01%

(1)

Based on 8,750,000 shares of common stock issued and outstanding.

Security Ownership of Management

The following table sets forth information, as of August 30, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Kimberley Coonfer Director, President 2323 - 21 Ave. S.W, Calgary, AB, Canada T2T 0P4	3,750,000	42.86%
Common	Greg Coonfer Director, Treasurer 2323 - 21 Ave. S.W. Calgary, AB, Canada T2T 0P4	490,000	5.60%
Common	Shawn Thorburn Director, Secretary 17 Hawthorne Way Olds, AB, Canada T4H 1T7	10,000	0.01%
Common	Tom Zapatinas 3212 14th Avenue SW Calgary AB, Canada T3C 0X3	0	0%
Common	Directors and officers as a group of four (4)	4,250,000	48.57%

(1) Based on 8,750,000 shares of common stock issued and outstanding.

Changes in Control

There are no arrangements known to the Company which may result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended May 31, 2007 officers and directors of the Company received $7,512 for services rendered.

ITEM 13.     EXHIBITS.

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Share Exchange Agreement between Sun World Partners, Inc. and Tiempo de Mexico Ltd. dated May 31, 2005	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.2	Lease Agreement and Extension Letters between Tiempo de Mexico Ltd. and Condon Properties Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB
10.3	Loan Agreement between Tiempo de Mexico Ltd. and Caribbean Overseas Investments Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB-2 filed with the SEC on March 16, 2006
10.4	Lease Extension dated July 14, 2006 between Tiempo de Mexico Ltd. and Condon Properties Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 4, to the Form SB-2 filed with the SEC on September 27, 2006
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended May 31, 2007 and May 31, 2006:

Services	2007	2006
Audit fees	10,000	10,827
Audit related fees	0	0
Tax fees	0	0
Total fees	10,000	10,827

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Kimberley Coonfer

Name: Kimberley Coonfer

Title:   President and Director (Principal Executive Officer)

Date:   September 11, 2007

By: /s/ Greg Coonfer

Name: Greg Coonfer

Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    September 11, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:  /s/ Kimberley Coonfer

Name: Kimberley Coonfer

Title:   President and Director (Principal Executive Officer)

Date:   September 11, 2007

By: /s/ Greg Coonfer

Name: Greg Coonfer

Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    September 11, 2007

By:  /s/ Shawn Thorburn

Name: Shawn Thorburn

Title:   Secretary and Director

Date:   September 11, 2007

By: /s/ Tom Zapatinas

Name: Tom Zapatinas

Title:   Director

Date:    September 11, 2007