Form 10QSB
period 2007-08-31
SUN WORLD PARTNERS INC
filed 2007-10-22
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

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

(403) 228-2483

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes          No    X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

8,750,000 common shares outstanding as of October 15, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Unaudited Consolidated Statements of Operations and Comprehensive Income	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

SUN WORLD PARTNERS, INC.

  FINANCIAL STATEMENTS

For the three months ended August 31, 2007 and 2006

SUN WORLD PARTNERS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS
	August 31, 2007 Unaudited	May 31, 2007 Audited

Current
Cash	$ 167,956	$ 166,452
Accounts receivable	5,888	5,051
Inventory	78,062	83,656
Prepaid Expenses	11,256	11,075

	263,162	266,234

Equipment (net of depreciation $439)	-	20
Leasehold improvements (net of amortization of $1,035)	-	181

	$ 263,162	$ 266,435

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 20,732	$ 29,934
Customer layaway deposits	975	1,234
Gift certificates payable	3,875	3,607
GST payable	2,160	1,728
Loan payable – related party	50,137	49,245

Total Current Liabilities	77,879	85,748

SHAREHOLDERS’ DEFICIT
Authorized share capital of 75,000,000 common shares at $0.001 par value, 8,750,000 issued and outstanding common shares as at August 31, 2007 and May 31, 2007	8,750	8,750
Paid in capital	281,751	281,751
Accumulated Deficit	(105,736)	(104,738)
Accumulated other comprehensive income (loss)	518	(5,076)

	185,283	180,687

	$ 263,162	$ 266,435

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended August 31,
	2007	2006
Revenues
Sales (net of returns)	$ 65,583	$ 77,598
Costs of goods sold	21,827	28,104
Gross profit	43,756	49,494

Expenses
Administrative expenses	20,283	16,938
Professional fees	12,067	1,037
Depreciation	238	47
Salaries and wages	11,670	10,985
	44,258	29,007

Income (loss) from operations	(502)	20,487

Interest expense	(496)	(2,843)

Provision for income taxes	-	-

Net Income (loss)	$ (998)	$ 17,644

Net Income per Common Share	$(0.0001)	$0.003

Weighted Average Number of Common Shares Used in Calculation	8,750,000	5,500,000

Comprehensive income
Net Income (Loss)	$ (998)	$ 17,644
Foreign Currency adjustment	5,594	550

Total comprehensive income	$ 4,596	$ 18,194

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2007	2006

Cash Flows from (used in) Operating Activities
Net income (loss)	$ (998)	$ 17,644
Adjustment for items not involving cash:
Accrued interest	496	2,843
Depreciation and amortization	238	47
Change in non-cash working capital items:
Inventory	5,593	6,342
Accounts payable and other liabilities	(9,190)	1,773
Accounts receivable	(837)	-
Prepaid expenses and deposits	(180)	(14,491)
Refundable tax credits	432	407
Cash from (used in) operating activities	(4,446)	14,565

Cash Flow from Financing Activities
Additions to loans from related parties	-	-
Reductions to loans from related parties	-	(2,937)
Cash used in Financing Activities	$ -	$ (2,937)

Effects of rate changes on cash	$ 5,950	$ (16)

Increase in Cash Position	$ 1,504	$ 11,612

Cash position at beginning of period	$ 166,452	$ 23,565

Cash position at end of period	$ 167,956	$ 35,177

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended August 31, 2007 and 2006

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the years ended May 31, 2007 and 2006 of Sun World Partners, Inc. (the "Company").

The interim financial statements present the balance sheet, statements of operations and comprehensive income and cash flows of Sun World Partners. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2  Related Party Transactions

During the period ended August 31, 2007, the Company paid $4,532 to a director and officer for services rendered.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the comparative three month periods ended August 31, 2007 and 2006 Sun World reported a loss from operations of $998 (2007) as compared to income from operations of $17,644 for the three months ended August 31, 2006. Losses recorded in the current three month period ended August 31, 2007 relate directly to an increase in amounts incurred for professional fees related to quarterly reporting requirements during the quarter totalling $12,067, as well as increased administrative fees totalling $20,282 as compared to $1,037 incurred with respect to professional fees and $16,938 incurred with respect to administrative fees in fiscal 2006, at which point the Company did not have the same continuous reporting requirements.  Income after costs of goods decreased slightly over the respective reporting periods totalling $43,756 during the most recently completed three month period, and $49,494 in fiscal 2006.  The 11% decrease to the level of sales after costs of goods sold over the two comparative periods is reflective of a stabilizing state of economic growth in Calgary, which has attained a comfortable plateau with the standard of living having increased considerably in prior years, but ultimately declining from a peak reached in mid 2006.  As noted above, administrative expenses increased slightly to $20,282 (2007) from $16,938 (2006), resulting from increased expenses to the parent company.  Salaries and wages increased by only 6% to $11,670 (2007) from $10,984 (2006) as the need for additional staff was suitably managed by the close of fiscal 2006.

The Company hopes to see a trend of increasing revenues on an annual basis as it continues to put forth efforts to bring growth to consumer traffic in the store, the addition of a more diverse range of products and price ranges with respect to products, and ongoing seasonal promotions and sales to assist with clearing old inventory prior to receipt of new product shipments.  In addition, having completed financing in early 2007, the Company is now actively reviewing options for a second Tiempo location to carry out its proposed growth initiatives.  During the fiscal year ended May 31, 2007, Mr. Greg Coonfer, director and CFO joined the Tiempo group full time.  In order to assist with initiatives to expand the business, Mr. Coonfer is focusing on new service areas which Tiempo can offer to clients including corporate sales and Feng Shui home design consultation. Tiempo continues to seek new product opportunities and attend additional trade shows to source unique products which should further help it achieve increased profitability.

For August 31, 2007 we applied an exchange rate of 0.947 to balance sheet items and 0.945 to income statement items.

Product sales vary over the reporting periods as a result of various factors including, increases and decreases in inventory, acquisition of new and diverse products and novel product styles, varying promotions and clearance sales in any given period, and seasonal product sales increases including spring and fall clearances and increased sales for holiday events such as Christmas, Valentines day, and Mothers day. Terms for promotions vary by season and sales event. Sales generally include a discount to retail product price of between 10% and 50% depending on the aging of inventory, with inventory over 180 days being priced at a 50% discount in most cases.

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

Interest expense on current loans payable was accrued over the respective three month periods ended August 31, 2007 and 2006, and totaled $496 (2007) and $2,843 (2006).  The decrease to interest expense accrued can be attributed to a reduced principal loan balance at August 31, 2007 as compared to August 31, 2006.

As of the date of this filing, Tiempo believes that it has sufficient funds to execute its previously announced business plan. We only have sufficient funds to open one additional location in Calgary from the funds raised under the offering completed during the fiscal year ended May 31, 2007.  To execute our further expansion plans we will need to either secure loans, raise additional funds through equity offerings or generate sufficient profitability in our two locations to use those funds for expansion.   As of the date of this report, we are currently reviewing proposed locations for our second outlet and are also currently negotiating on warehouse space for additional inventory requirements.   We have not yet found a suitable location for the second store we plan to open.

Trends

Foreign currency adjustments may impact on our financial reports.  Tiempo buys its products in Mexican pesos and United States dollars but undertakes its operations in Canada.  Our financial reporting for Sun World and Tiempo is in United States dollars.   Foreign currency adjustments are impacted by the relative ratio of the Canadian dollar to the Mexican peso as well as by the relative ratio of the United States dollar to the Canadian dollar. The recent trend over the periods covered by the financial statements in this report reflects a strengthening of the Canadian dollar as compared to both the Mexican peso and the United States dollar.  With the strengthening Canadian dollar the buying power from conversion of the Canadian dollar to US funds should become advantageous for us. These effects of currency fluctuation will continue to impact on our financial statements.  We do not presently undertake any actions to hedge currency fluctuations.

Sun World is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short term or long term liquidity.

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Deficit

As of August 31, 2007, the Company had working capital of $185,283 and a Stockholders’ Equity of $185,283 compared with working capital of $180,486 and Stockholders' Equity of $180,687 as of May 31, 2007. The Company’s working capital increased slightly as a result of an increase in accounts receivable from $5,051 (2007) to $5,888 (2007) and a decrease in the total current liabilities from $85,748 (May 31, 2007) to $77,879 (August 31, 2007).

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

Sources of Working Capital

During the three month period ended August 31, 2007 the Company's primary source of working capital has been net proceeds generated from the sale of in-store merchandise.

Material Commitments for Capital Expenditures

None.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Following is the use of proceeds for actual expenses incurred for our account from December 21, 2006 to August 31, 2007 in connection with the issuance and distribution of the securities:

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

	Expended as of August 31, 2007
Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others

Expenses

Payment of Outstanding Loans

Point of Sale Inventory System

Marketing and Promotion

Inventory

Lease and Leasehold Improve

Warehouse

Travel and Accommodation

Website Development

Consulting

Working Capital

	$169,066 0 0 0 0 0 0 0 0 0	$ 0 0 0 0 0 0 0 0 0 0
TOTAL	$169,066	$ 0

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report for the fiscal year ended May 31, 2007.  As at the date of this report offering proceeds totalling $99,879 remain on hand for expenditure against the proposed expense categories.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

None.

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

Date:  October 19, 2007

By:   /s/ Kimberley Coonfer
Name:  Kimberley Coonfer
Title:    President, principal executive officer

By:   /s/ Greg Coonfer

Name:  Greg Coonfer
Title:    Chief Financial Officer, principal accounting officer