Form 10QSB
period 2007-11-30
SUN WORLD PARTNERS INC
filed 2008-01-22
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

(403) 228-2483

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☑    No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                            Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

8,750,000 common shares outstanding as of January 3, 2008

Transitional Small Business Disclosure Format:      Yes ☐   No ☑

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

SUN WORLD PARTNERS, INC.

  FINANCIAL STATEMENTS

Unaudited

For the six months ended November 30, 2007 and 2006

SUN WORLD PARTNERS INC.

INTERIM CONSOLIDATED BALANCE SHEETS

November 30, 2007

ASSETS
	November 30, 2007 Unaudited	May 31, 2007 Audited

Assets
Current Assets
Cash	$ 155,440	$ 166,452
Accounts receivable	1,266	5,051
Inventory	84,185	83,656
Prepaid Expenses	8,887	11,075

Total current assets	249,778	266,234

Equipment (net of depreciation)	-	20
Leasehold improvements (net of amortization)	-	181

Total assets	$ 249,778	$ 266,435

LIABILITIES
Current Liabilities
Accounts payable	$ 22,251	$ 29,934
Customer layaway sales	3,074	1,234
Gift certificates payable	3,994	3,607
Goods and Services tax payable	719	1,728

Total current liabilities	30,038	36,503

Loan payable – related	52,069	49,245

Total liabilities	82,107	85,748

SHAREHOLDERS’ EQUITY
Authorized share capital of 75,000,000 common shares at $0.001 par value, 8,750,000 issued and outstanding common shares as at November 30, 2007 and May 31, 2007	8,750	8,750
Paid in capital	281,751	281,751
Accumulated deficit	(123,799)	(104,738)
Accumulated other comprehensive income (loss)	969	(5,076)

Total shareholders’ equity	167,671	180,687

Total liabilities and shareholders’ equity	$ 249,778	$ 266,435

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

for the three and six month periods ended November 30, 2007 and 2006

(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Revenues
Sales (net of returns)	$ 48,591	$ 51,542	$ 114,174	$ 129,140
Costs of goods sold	18,119	30,751	39,946	58,855
Gross profit	30,472	20,791	74,228	70,285

Expenses
Administrative expenses	22,985	20,061	43,268	36,999
Professional fees	8,395	686	20,462	1,723
Depreciation	8	47	246	94
Salaries and wages	16,622	12,036	28,292	23,021
	48,010	32,830	92,268	61,837

Income (loss) from operations	(17,538)	(12,039)	(18,040)	8,448

Interest expense	(524)	(2,796)	(1,020)	(5,639)

Provision for income taxes	-	-	-	-

Net Income (loss)	$ (18,062)	$ (14,835)	$ (19,060)	$ 2,809

Net Income per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.00

Weighted Average Number of Common Shares Used in Calculation	8,750,000	5,500,000	8,750,000	5,500,000

Comprehensive income
Net Income (Loss)	$ (18,062)	$(14,835)	$ (19,060)	$ 2,809
Foreign Currency adjustment	450	7,464	6,045	8,015

Total comprehensive income	$ (17,612)	$ (7,371)	$ (13,015)	$ 10,824

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six month periods ended November 30, 2007 and 2006

(Unaudited)

	2007	2006

Cash Flows from (used in) Operating Activities
Net income (loss)	$ (19,060)	$ 2,809
Adjustment for items not involving cash:
Accrued interest	1,020	5,639
Depreciation and amortization	201	94
Change in non-cash working capital items:
Inventory	(529)	(17,010)
Accounts payable and other liabilities	(5,456)	7,575
Accounts receivable	3,785	(1,187)
Prepaid expenses and deposits	2,188	(1,325)
Refundable tax credits	(1,009)	(2,258)
Cash from (used in) operating activities	(18,860)	(5,663)

Cash Flow from Financing Activities
Additions to loans from related parties	-	4,776
Reductions to loans from related parties	1,804	(2,842)
Cash from (used in) Financing Activities	1,804	1,934

Effects of rate changes on cash	6,044	1,699

Increase (Decrease) in Cash Position	(11,012)	(2,030)

Cash position at beginning of year	166,452	23,565

Cash position at end of period	$ 155,440	$ 21,535

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the six month periods ended November 30, 2007 and 2006

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements of Sun World Partners, Inc. (the "Company") for the years ended May 31, 2007 and 2006.

The interim financial statements present the balance sheet, statements of operations and comprehensive income (loss) and cash flows of Sun World Partners. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Organization

Sun World Partners, Inc. (the Company) was incorporated on April 3, 2000 in the State of Nevada. On March 31, 2005, concurrent with his appointment to the Board of Directors, Greg Coonfer acquired 490,000 shares of the total 500,000 shares issued at the time which was a 98% controlling interest in the Company.  Mr. Coonfer’s wife, Kimberley Coonfer, was also appointed to the Board of Directors of the Company on March 31, 2005.  On May 31, 2005, the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. (“Tiempo”) in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001.  The Company had no operations prior to the date of the aforementioned acquisition.  At the time of the acquisition, Mrs. Coonfer held a 75% controlling interest in Tiempo and is also an officer and director.  Due to the fact that Mr. and Mrs. Coonfer are respectively the controlling shareholders of each of the entities involved in the transaction, we have accounted for this transaction as a merger of entities under common control, similar to a pooling of interests.  After the acquisition of Tiempo by the Company, Mr. and Mrs. Coonfer collectively controlled 77% of the Company, with a further 22.8% held by a Company controlled by Mrs. Coonfer’s step-father and the remaining 0.2% held by an arms length third party.  The consolidated results of operations are primarily those of Tiempo.

Tiempo was incorporated on May 5, 1996, under the laws of the Province of Alberta, Canada.

Note 2  Related Party Transactions

During the period ended November 30, 2007, the Company was charged $10,664 by a director and officer for services rendered.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the six month period ended November 30, 2007, Sun World reported a loss from operations of $18,040 (2007) as compared to income from operations of $8,448 for the six months ended November 30, 2006. Losses recorded in the current six month period ended November 30, 2007,  relate directly to an increase in amounts incurred for professional fees related to quarterly reporting requirements during the period totalling $20,462, as well as increased administrative fees totalling $43,268 as compared to $1,723 (2006) incurred with respect to professional fees and $36,999 (2006) incurred with respect to administrative fees in the prior year, at which point the Company did not have the same continuous reporting requirements.  Income after costs of goods increased over the respective reporting periods totalling $74,228 during the most recently completed six month period, and $70,285 in fiscal 2006.  The 6% increase to the level of sales after costs of goods sold over the two comparative periods is reflective of the stabilizing state of economic growth in Calgary, which has attained a comfortable plateau with the standard of living having increased considerably in prior years. As noted above, administrative expenses increased slightly to $43,268 (2007) from $36,999 (2006), resulting from increased expenses in the parent company.  Salaries and wages increased by 23% to $28,292 (2007) from $23,021 (2006) as the need for additional staff continued while Sun World management continued to investigate new product souring options.

The Company hopes to see a trend of increasing revenues on an annual basis as it continues to put forth efforts to bring growth to consumer traffic in the store, the addition of a more diverse range of products and price ranges with respect to products, and ongoing seasonal promotions and sales to assist with clearing old inventory prior to receipt of new product shipments.  In addition, having completed financing in early 2007, the Company is now actively reviewing options for a second Tiempo location to carry out its proposed growth initiatives.  During the fiscal year ended May 31, 2007, Mr. Greg Coonfer, director and CFO, joined the Tiempo group full time.  In order to assist with initiatives to expand the business, Mr. Coonfer is focusing on new service areas which Tiempo can offer to clients including corporate sales and Feng Shui home design consultation. Tiempo continues to seek new product opportunities and attend additional trade shows to source unique products which should further help it achieve increased profitability.  To further the sourcing of products and to seek new markets for products to try to manage costs, the management recently undertook a trip to China to seek further opportunities for suppliers at reduced costs.  The Company has had some success with bringing in a new mix of products and segregating a section of the store for products from countries other than Mexico, for example, Chinese products which seem to have a growing following of customers.

For November 30, 2007 we applied an exchange rate of 1.00 to balance sheet items and 0.977 to income statement items.

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

Interest expense on current loans payable was accrued over the respective six month periods ended November 30, 2007, and 2006, and totaled $1,020 (2007) and $5,639 (2006).  The decrease to interest expense accrued can be attributed to a reduced principal loan balance at November 30, 2007, as compared to November 30, 2006.

As of the date of this filing, Tiempo believes that it has sufficient funds to execute its previously announced business plan.  We only have sufficient funds to open one additional location in Calgary from the funds raised under the offering completed during the fiscal year ended May 31, 2007.  To execute our further expansion plans we will need to either secure loans, raise additional funds through equity offerings or generate sufficient profitability in our two locations to use those funds for expansion.  As of the date of this report, we are currently reviewing proposed locations for our second outlet and are also currently negotiating on warehouse space for additional inventory requirements.  We have not yet found a suitable location for the second store we plan to open.  We have found that over the past months the rental space for both retail and warehouse has not been easily sourced at prices which we had initially budgeted for our planned growth.  The Company has determined to continue to try to grow its retail sales in its present location until such time as the real estate market in Calgary is more favorably priced and to spend its expansion dollars on its website and marketing over the internet.  Management is presently reviewing potential website developments proposals that will give it a strong market presence and try to capture an outside market through internet sales.  The initial proposed costs for our website may increase and if so, we intend to use those funds budgeted for a second location towards setting up our web site and internet sales.

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

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of November 30, 2007, the Company had working capital of $219,740 and a Stockholders’ Equity of $167,671 compared with working capital of $229,731 and Stockholders' Equity of $180,687 as of May 31, 2007. The Company’s working capital decreased as a result of a reduction to accounts receivable and prepaid expenses, as well as the settlement of certain accounts payable which remained outstanding at the close of fiscal 2007.

Liquidity

The Company believes that it must revise its business plan due to the present real estate market in Calgary and concentrate on growing its business at its existing location by way of more advertising and a strong marketing program via the internet.  Management intends to redirect a portion of its proposed funds raised for a second location to developing a web site which will not only introduce the Company and its products but also will allow for online purchases.  The Company believes that with this change in focus it will have sufficient funds over the next twelve months to implement this plan.  The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2007, 2008 and 2009 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this filing and will be dependent on a variety of factors.  As of this filing the Company has been successful in paying its operating costs from existing revenue, funds raised from financings and shareholder loans.  The Company anticipates revenues generated from its retail sales and the funds raised under the recently completed offering will greatly reduce the requirement for additional funding; however, we can not be certain the Company will be successful in achieving revenues from those operations.  Furthermore the Company can not be certain that we will be able to raise any additional capital to fund our ongoing operations.

The Company presently has sufficient capital generated from its recently completed offering and product sales, net of costs of goods sold, in order to meet current requirements for its operating subsidiary.  This net sales revenue provides the Company’s subsidiary funds to maintain its current level of operations.  A review of the financial statements over the past 12 months shows that while the Company has sufficient cash flow from product sales to meet all operational expenses of its subsidiary, including the accrual of interest payable on certain long term debt, the Company does not presently have sufficient capital to retire all debts as they are incurred. The Company anticipates it will continue to carry a revolving balance of payable accounts, which amounts will be settled over time as the Company moves to implement plans to increase net revenues.  The Company anticipates that this trend will continue while management continues to refine its business model to maximize inventory turnaround and consumer traffic, as well as expansion plans to bring increased sales activity.

For the long term, Tiempo expects that it will be able to continue to operate based on its historical operations.  However, the opening of a second location, which was our initial plan, will not be able to be undertaken at this time. We are currently looking to retain additional staff  for our current operations and if we are successful in our plan to gain additional business through sales over the internet we will need to retain further staff to be able to meet customer orders.  Should there be an economic downturn over the next two years then Tiempo may experience financial difficulties due to these increased commitments.  However, management has no reason to believe at this time that it could not sustain an economic downturn.

Sources of Working Capital

During the six month period ended November 30, 2007, the Company's primary source of working capital has been net proceeds generated from our financing which closed in fiscal 2007, and proceeds from the sale of in-store merchandise.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES

On December 21, 2006, our Registration Statement on Form SB-2 under Commission file number 333-132472 was declared effective, enabling us to offer up to 3,250,000 shares of common stock of our company at a price of $0.10 per share. On March 8, 2007 we accepted subscriptions for the entire offering from 43 investors, raising a total of $325,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 8,750,000 issued and outstanding shares of common stock of which 4,250,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from December 21, 2006, to November 30, 2007, in connection with the issuance and distribution of the securities:

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

	Expended as of November 30, 2007
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

Date:  January 22, 2008

By:   /s/ Kimberley Coonfer
Name:  Kimberley Coonfer
Title:    President, principal executive officer

By:   /s/ Greg Coonfer

Name:  Greg Coonfer
Title:    Chief Financial Officer, principal accounting officer