Form 10QSB
period 2008-02-29
SUN WORLD PARTNERS INC
filed 2008-04-21
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

8,750,000 common shares outstanding as of April 4, 2008

Transitional Small Business Disclosure Format:      Yes ☐   No ☑

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 29, 2008, are not necessarily indicative of the results that may be expected for the year ending May 31, 2008.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

SUN WORLD PARTNERS, INC.

  FINANCIAL STATEMENTS

Unaudited

For the nine months ended February 29, 2008 and February 28, 2007

SUN WORLD PARTNERS INC.

INTERIM CONSOLIDATED BALANCE SHEETS

February 29, 2008

ASSETS
	February 29, 2008 Unaudited	May 31, 2007 Audited

Assets
Current Assets
Cash	$ 129,812	$ 166,452
Accounts receivable	4,968	5,051
Inventory	83,970	83,656
Prepaid Expenses	9,080	11,075

Total current assets	227,830	266,234

Equipment (net of depreciation)	-	20
Leasehold improvements (net of amortization)	-	181

Total assets	$ 227,830	$ 266,435

LIABILITIES
Current Liabilities
Accounts payable	$ 11,749	$ 29,934
Customer layaway sales	342	1,234
Gift certificates payable	3,871	3,607
Goods and Services tax payable	1,087	1,728

Total current liabilities	17,049	36,503

Loan payable – related	53,186	49,245

Total liabilities	70,235	85,748

SHAREHOLDERS’ EQUITY
Authorized share capital of 75,000,000 common shares at $0.001 par value, 8,750,000 issued and outstanding common shares as at February 29, 2008 and May 31, 2007	8,750	8,750
Paid in capital	281,751	281,751
Accumulated deficit	(135,766)	(104,738)
Accumulated other comprehensive income (loss)	2,860	(5,076)

Total shareholders’ equity	157,595	180,687

Total liabilities and shareholders’ equity	$ 227,830	$ 266,435

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

for the three and nine month periods ended February 29, 2008 and February 28, 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues
Sales (net of returns)	$ 67,814	$ 59,157	$ 181,987	$ 188,297
Costs of goods sold	32,894	30,305	72,840	89,159
Gross profit	34,920	28,852	109,147	99,138

Expenses
Administrative expenses	19,650	15,465	62,918	52,464
Professional fees	4,768	53,185	25,230	54,909
Depreciation	1	46	247	140
Salaries and wages	21,952	11,706	50,244	34,727
	46,371	80,402	138,639	142,240

Income (loss) from operations	(11,451)	(51,550)	(29,492)	(43,102)

Interest expense	(516)	(2,679)	(1,535)	(8,318)

Provision for income taxes	-	-	-	-

Net Income (loss)	(11,967)	$ (54,229)	$ (31,027)	$ (51,420)

Net Income per Common Share	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

Weighted Average Number of Common Shares Used in Calculation	8,750,000	6,078,046	8,750,000	5,731,218

Comprehensive income
Net Income (Loss)	$(11,967)	$(54,229)	$ (31,027)	$ (51,420)
Foreign Currency adjustment	1,891	12,147	7,935	20,162

Total comprehensive income	$ (10,076)	$ (42,082)	$ (23,092)	$ (31,258)

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the nine month periods ended February 29, 2008 and February 28, 2007

(Unaudited)

	February 29, 2008	February 28, 2007

Cash Flows from (used in) Operating Activities
Net income (loss)	$ (31,027)	$ (51,420)
Adjustment for items not involving cash:
Accrued interest	1,535	8,318
Depreciation and amortization	201	140
Change in non-cash working capital items:
Inventory	(314)	(7,256)
Accounts payable and other liabilities	(16,671)	(9,592)
Accounts receivable	83	(1,686)
Prepaid expenses and deposits	1,995	(1,608)
Refundable tax credits	(377)	(1,611)
Cash from (used in) operating activities	(44,575)	(64,715)

Cash Flow from Financing Activities
Issuance of shares for cash	-	128,172
Additions to loans from related parties	-	29,699
Reductions to loans from related parties	-	(2,796)
Cash from (used in) Financing Activities		155,075

Effects of rate changes on cash	7,935	6,051

Increase (Decrease) in Cash Position	(36,640)	96,411

Cash position at beginning of year	166,452	23,565

Cash position at end of period	$129,812	$ 119,976

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine month periods ended February 29, 2008 and February 28,  2007

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements of Sun World Partners, Inc. (the "Company") for the years ended May 31, 2007.

The interim financial statements present the balance sheet, statements of operations and comprehensive income (loss) and cash flows of Sun World Partners. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 29, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 - Related Party Transactions

During the period ended February 29, 2008, the Company was charged $23,618 by a director and officer for services rendered.

Note 3 - Subsequent Events

On March 5, 2008, the Company announced the signing of a letter of intent for a potential business combination with H Pay Card Inc. (“H Pay”) and other transactions that, upon completion, would result in the current shareholders of H Pay becoming owners of an aggregate of 12,000,000 shares of SUWO common stock, or approximately 76% of the then outstanding common stock of SUWO.  Certain of the shareholders of H Pay are directors and officers of the Company.  The Company has not yet entered into a formal agreement as contemplated by the letter of intent but expects to do so during April, 2008.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the nine month period ended February 29, 2008, Sun World reported a loss from operations of $29,492 as compared to a loss from operations of $43,102 for the nine months ended February 28, 2007.   Despite increased administrative fees totalling $62,918 (2008) as compared to $52,464 (2007) and increased salaries and wages from $34,727 (2007) to $50,244 (2008), the Company’s operating loss decreased over the respective periods primarily as a result of reduced professional fees from $54,909 (2007) to $25,230 (2008).  The reduction to costs incurred for professional fees during the current nine (9) month period ended February 29, 2008 is primarily due to a reduction to legal fees with Sun World having completed an offering of securities prior to the close of fiscal 2007.  Income, after costs of goods sold, increased over the respective reporting periods totalling $109,147 during the most recently completed nine month period, and $99,138 in during the nine month period for 2007.  The increase to net revenue over the respective reporting periods is primarily attributable to a reduction to costs of goods, specifically a reduction to freight costs incurred.  As noted above, administrative expenses increased to $62,918 (2008) from $52,464 (2007), primarily resulting from increased expenses in the parent company.  Salaries and wages increased by 45% to $50,244 (2008) from $34,727 (2007) as Tiempo added an additional full time employee at the close of fiscal 2007, and the need for additional part time hours continued while Sun World management continued to investigate new product sourcing options.

The Company has been unsuccessful in achieving its business objectives of locating a second Tiempo location to carry out its proposed growth initiatives.  Despite Mr. Coonfer joining the business on a full time basis in order to assist with initiatives to expand the business, there has been no substantial growth in operations. A recent trip to China to outsource new markets, while successful, will not allow Tiempo to import from China manufacturers directly due to the volume order requirements.

For February 29, 2008 we applied an exchange rate of 1.022 to balance sheet items and 0.982 to income statement items.

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

Interest expense on current loans payable was accrued over the respective nine month periods ended February 29, 2008, and February 28, 2007, and totaled $1,535 (2008) and $8,318 (2007).  The decrease to interest expense accrued can be attributed to a reduced principal loan balance at February 29, 2008, as compared to February 28, 2007.

Due to the fact that the Company has been unable to meet its growth plans, the Board of Directors determined to seek out other potential acquisitions.   On March 5, 2008, the Company entered into a letter of intent whereby the Company is negotiating the acquisition of a new business opportunity by way of a potential business combination with H Pay Card Inc.

H Pay Card Inc. is a company which is in the process of developing a suite of benefit services spanning enrolment, payment, transaction processing and support.  In addition, H Pay is in the process of developing a health payment card to cover health related expenses such as prescription co-payments, doctor and emergency room charges, non-covered dental and vision care.  The H Pay card is a convenient, easy way to pay and track medical charges, it eliminates operational expenses of submitting and reconciling health claims, has a potential to link to corporate benefits packages and has co-branding opportunities with insurance companies, health care organization and professionals.  H Pay will provide services in the areas of payment card provisioning, enrolment and administration, transaction processing and CRM, service provider enablement, account management, service and support.

The Company is still negotiating the terms of a formal Share Exchange Agreement.  The letter of intent contemplates the disposition of the current business of Tiempo but the parties have not yet reached an agreement on the terms of the agreements.  Should the transaction proceed based on the terms of the letter of intent it would effect a change in control of the Company.   Certain of the shareholders of H Pay Card Inc. are shareholders and/or directors of the Company.

As of the date of this filing, Tiempo believes that it has sufficient funds to execute its previously announced business plan, however, should the Company determine to proceed with the acquisition of H Pay Card Inc. there will not be sufficient funds to execute the Tiempo business plan and to execute the business plan for H Pay Card Inc.  To execute any further expansion plans for Tiempo or to fund the business of H Pay Card Inc., we will need to either secure loans or  raise additional funds through equity offerings.   The Company cannot be assured that it will be able to raise the required funds.

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

Liquidity and Capital Resources

Summary of Working Capital and Stockholders' Equity

As of February 29, 2008, the Company had working capital of $210,781 and a Stockholders’ Equity of $157,595 compared with working capital of $229,731 and Stockholders' Equity of $180,687 as of May 31, 2007. The Company’s working capital decreased as a result of a reduction to prepaid expenses, as well as the settlement of certain accounts payable which remained outstanding at the close of fiscal 2007.

Liquidity

The Company believes that it must revise its business plan and look at other business opportunities. The Company may require additional funds over the next three years to assist in realizing its goals should it not achieve anticipated bench marks over the 2008, 2009 and 2010 fiscal years.  The amount and timing of additional funds required cannot be definitively stated as at the date of this filing and will be dependent on a variety of factors.  As of this filing the Company has been successful in paying its operating costs from existing revenue, funds raised from financings and shareholder loans.  The Company can not be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

For the long term, Tiempo expects that it will be able to continue to operate based on its historical operations.  However, the opening of a second location, which was our initial plan, will not be able to be undertaken at this time. We are currently looking to retain additional staff  for our current operations and if we are successful in our plan to gain additional business through sales over the internet we will need to retain further staff to be able to meet customer orders.  Should there be an economic downturn over the next two years then Tiempo may experience financial difficulties due to these increased commitments.  However, management has no reason to believe at this time that it could not sustain an economic downturn.   However, should the Company undertake further acquisitions it will not be able to meet its funding requirements and will be required to raise additional funds.

Sources of Working Capital

During the nine month period ended February 29, 2008, the Company's primary source of working capital has been proceeds from the sale of in-store merchandise and.net proceeds generated from our financing which closed in fiscal 2007.

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

Following is the use of proceeds for actual expenses incurred for our account from December 21, 2006, to February 29, 2008 in connection with the issuance and distribution of the securities:

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

	Expended as of February 29, 2008
Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others

Expenses

Payment of Outstanding Loans

Point of Sale Inventory System

Marketing and Promotion

Inventory

Lease and Leasehold Improvements

Warehouse

Travel and Accommodation

Website Development

Consulting

Working Capital

	$169,066 0 0 0 0 0 0 0 0 0	$ 0 1,149 0 0 0 0 0 0 0 0
TOTAL	$169,066	$ 1,149

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in the annual report for the fiscal year ended May 31, 2007.  As at the date of this report offering proceeds totalling $98,730 remain on hand for expenditure against the proposed expense categories.

ITEM 3.

DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

On January 25, 2008, Mr. Shawn Thorburn, a Director of Sun World Partners, Inc. (the “Company”), informed the Board of Directors of the Company that he was resigning from the Board of Directors effective January 25, 2008.  Mr. Thorburn did not resign as the result of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On January 25, 2008, Kimberley Coonfer, an Officer of the Company, informed the Board of Directors of the Company that she was resigning as President of the Company.  Ms. Coonfer remains on the Board of Directors.

On January 25, 2008, Greg Coonfer, an officer of the Company., informed the Board of Directors of the Company that he was resigning as Treasurer of the Company.  Mr. Coonfer remains on the Board of Directors.

On January 25, 2008, Sun World Partners, Inc. appointed Mr. Ron Lizee as a member of its Board of Directors.  Mr. Lizee was also named as Chief Financial Officer of Sun World Partners, Inc.  Mr. Lizee is a Director of Acrongenomics Inc. as well as the Chief Financial Officer/Treasurer.  Mr. Lizee is the owner/operator of Lizee Gauthier, Certified General Accountants where he has practiced since 1982.  Mr Lizee has over 25 years experience in the fields of tax, accounting and auditing.  He graduated from the University of Saskatchewan in 1981 with a B.Comm, Accounting and gained his CGA in 1987, and CFP in 1993.  Mr Lizee has experience in financial management within public companies having served as a director and CFO during 1995 to 1999 and he is the owner and CEO of a franchise chain operating in several Canadian provinces.

On January 25, 2008, Mr. Tom Zapatinas was appointed to act as President and Secretary of Sun World Partners, Inc.   Mr. Zapatinas has been a Director of Sun World Partners, Inc. since January 9, 2007.  Mr. Zapatinas has been a self employed business consultant since August, 1997.  In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada.   Mr. Zapatinas resigned from Prolific in May 29, 2001, to go back to his consulting practice.   He brings experience in financing, corporate development and mergers and acquisitions.

ITEM 6.

EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Share Exchange Agreement between Sun World Partners, Inc. and Tiempo de Mexico Ltd. dated May 31, 2005	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.2	Lease Agreement and Extension Letters between Tiempo de Mexico Ltd. and Condon Properties Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB
10.3	Loan Agreement between Tiempo de Mexico Ltd. and Caribbean Overseas Investments Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 1, to the Form SB-2 filed with the SEC on March 16, 2006
10.4	Lease Extension dated July 14, 2006 between Tiempo de Mexico Ltd. and Condon Properties Ltd.	Incorporated by reference to the Exhibits filed with Amendment No. 4, to the Form SB-2 filed with the SEC on September 27, 2006
10.5	Letter of Intent, 2008 between the Company and H Pay Card Inc.	Incorporated by reference to the Exhibits filed with Form 8K on March 5, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUN WORLD PARTNERS, INC.

Date:  April 21, 2008

By:   /s/ Tom Zapatinas
Name:   Tom Zapatinas

Title:    President, principal executive officer

By:   /s/ Ron Lizee

Name:  Ron Lizee
Title:    Chief Financial Officer, principal accounting officer