Form 10-K
period 2008-05-31
SUN WORLD PARTNERS INC
filed 2008-09-15
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        0000-52365

SUN WORLD PARTNERS, INC.

 (Exact name of registrant as apecified in its charter)

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

Common stock $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes     [ ]       No   [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

Yes     [ ]       No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

1.Yes     [X]       No   [   ]

2.Yes     [X]       No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐

Smaller reporting company  [X]

(Do not check if a smaller reporting company)\

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     [ ]       No   [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of August 31, 2008 the aggregate market value of voting common stock held by non-affiliates of the registrant is $3,758,975.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of August 31, 2008, the Issuer had a total of 15,750,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM  1.

BUSINESS

The statements contained in this Report on Form 10-K that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

We were incorporated in the State of Nevada on April 3, 2000.  Our current business consists of the development, distribution, marketing and sale of health care payment processing services and products.   All of our business operations are undertaken by our wholly owned subsidiary H Pay Card Inc. (H Pay), which we acquired on May 30, 2008.

H Pay Card Inc.

Prior to the acquisition of H Pay, H Pay was a private Corporation incorporated pursuant to the laws of the Province of Alberta on January 28, 2008.  Since inception of H Pay, its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.  H Pay is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

Description of Health Pay Card (“HP Card”)

H Pay Card Inc. is a development stage company.  H Pay’s objective is to be the preferred provider of innovative payment issuing and processing services to corporations and governments around the world.  H Pay’s plans are to deliver affordable, accessible and contemporary payment processing services that integrate into the Interac and various credit card financial networks in North America.  H Pay plans to provide an online account management service to assist individual accountholders with real-time payments and funding of health-related expenses and benefits under what is commonly known by insurance companies as a Health Care Spending Account (“HCSA”).  An HCSA can operate like a bank account; plan members start each plan year with a certain number of dollar credits in their HCSA; throughout the year, those credits may be used to pay for certain medical, vision and dental expenses.  The credits can be used to top up existing group coverage by covering residual amounts on prescription drugs, eyeglasses and hearing aids or to pay for medical, vision and dental expenses that otherwise may not be covered under the group benefit plan.  Traditional health plan users pay premiums into a plan but do not see a return on money unless there is an issue with their health.  In addition, most plans are established so that monies deposited into a plan by an employee are non-transferable upon the employee’s change of employment.

H Pay services and infrastructure will enable insurance companies, governments and corporations to replace cash and cheque payments based on services and infrastructure provided by H Pay.  H Pay plans are to provide instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time.  The beneficiary will select a personal identification number (”PIN”) using an H Pay PIN and card activation terminal, thus gaining instant access to funds that can be reloaded by H Pay.

H Pay is in the process of developing a platform for processing and managing accounts and payment cards, including cardholder and customer account management, reconciliation and financial settlement, and customer reporting.

H Pay is in the process of developing software systems for the issuing of health payment cards and financial transaction processing services that will be fully managed by a data center.  Products and services will include:

●

Payment card issuance on behalf of issuing bank partners for customer-branded credit cards and Interac payment cards.  The cards will be issued with Canadian and United States access through Interac (Canada) and STAR (United States) ATM, as well as inter-bank networks.

●

Payment processing and funds allocation on payment accounts through financial electronic data interchange, wire transfers, and the automatic clearing house (“ACH”), with an H Pay connection to a financial institution payment gateway and the United States  ACH network through a United States financial institution.

●

Enabling cardholders to select personal PIN using an H Pay PIN selection and card activation terminal.  These functions enable the end user to be issued an H Pay generated payment card at a customer’s office which is ready for immediate use.

●

Authorizing transactions based upon the business requirements of H Pay customers.

●

Monitoring for unusual transaction activities, fraud and compliance violations.

●

Providing management reports to customers and payment beneficiaries.

●

Customer support center for reporting lost or stolen cards and for answering cardholder inquiries.

Distribution Methods and Marketing Strategy

H Pay’s overall strategy is to finalize development of and market its health care payment cards and system.  H Pay will target enterprise-sized, public and private sector customers at the provincial and national levels.  We will seek opportunities with lead customers and alliance partners to establish referenceable, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services.  It designs solutions targeted towards corporate financial management, financial risk and audit management and cash management and will target product/service management as a support to financial management.

H Pay’s prime targets will be organizations that make a significant number of payments to individuals by way of cheques or serve individuals with limited or no access to bank accounts.  H Pay products will replace the usage of cheques for people who prefer electronic delivery of funds through a multi-functional Interac or major credit card and generate cost savings benefits and increased efficiencies for its clients.

H Pay intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, and through market specific channel partners.  The channel strategy is supported in the solution design, as multiple channel partners will require branding and H Pay fee charging/collection capabilities.

H Pay solutions will be sold through multi-tiered, value-added resellers.  For example, the H Pay Card solution may be provided by a subcontract to a leading vendor that rebrands and adds value to the solution.  The leading vendor in turn may form part of a larger professional services systems integration engagement with the customer.  One example of this approach is that a major bank may lead on selling the H Pay solution to medical insurance companies and the health care industry under the H Pay product brand.

H Pay has identified the following “channels” through which it will target prime end market customers:

●

Benefits managers/adjudicators, including insurance, health or outsources government benefits processors that manage benefits disbursement

●

Issuer banks, including H Pay partner banks that enable the issuance of H Pay cards

●

Application providers, including software manufacturers selling into the target vertical markets

●

Professional services, including consulting, development and implementation companies serving the target vertical markets

H Pay intends to establish several key customer reference accounts, channel marketing partners and technology alliances.  These corporate relationships are key to advance H Pay’s goals in 2008 and 2009 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

Competitive Business Conditions And The Issuer's Competitive Position In The Industry And Methods Of Competition

H Pay intends to offer a combination of products and services in its solution.  However, there are other providers of components or versions of the H Pay value proposition in the marketplace.  H Pay is taking a different approach by providing a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market.  The following are some of the leading providers of products and services that are or may be potential competitors in H Pay’s target markets:

Canadian Market:

●

Pay Linx Financial Corporation offers prepaid debit card payment solutions that integrate into the Interac and MasterCard financial networks in North America.  Pay Linx Financial Corporation is 27.0% owned by Royal Bank of Canada and provides services to Royal Bank of Canada for Canadian governments through QuickLinxTM, replacing cheque and voucher payments.

●

DirectCash Income Fund offers prepaid debit and credit cards and processes cash card transactions.  In addition, DirectCash Income Fund provides ATM and debit terminal transaction processing, sales and maintenance.

●

CardOne Plus Ltd. offers prepaid debit card products designed to support merchant specific programs, including card graphics and merchant account management.  These products are certified for acceptance on multiple card scheme and ATM networks.

●

hyperWALLET Systems Inc. offers a product offering “flexible debit card payment solutions” through Alterna Savings, HSBC and the Credit Union Central of British Columbia, Canada.  It also offers pre-authorized debit, credit card, EFT and bill payment services.

●

NextWave Wireless Inc. is a joint venture between Money Mart and DataWave Systems Inc., established to provide card issuance solutions including prepaid debit and credit cards.  “Nextwave Titanium” prepaid cards issued by Money Mart support loading from Money Mart transactions, such as cheque cashing, bill payment and ATM cash withdrawal.

●

DataWave Systems Inc. provides prepaid card products for scheme cards as well as prepaid phone cards and prepaid wireless airtime.  It offers “instant activation” through retail point of sale (“POS”) terminals.  DataWave Systems Inc is owned by InComm, a global provider of prepaid services.  DataWave Systems Inc. also powers the Peoples Trust Company’s card service initiative, “HorizonPlus”, which is the contracted provider of “Titanium” card services.

International Market:

●

Orbiscom Inc. is in an alliance with MasterCard to offer “custom use cards” that can be issued by MasterCard banks and provides for restricted authorizations (by merchant, merchant type or geography) as well as instant issuance.

●

Comdata Corporation offers “controlled spending solutions”, with enhanced authorization and “real time” transfer of funds to payees, including government program payments.

●

Affiliated Computer Services Inc. (ACS) is penetrating the U.S. government benefits card issuance marketplace through MasterCard prepaid cards that support “no fee” ATM cash withdrawals through participating ATM networks.  ACS provides these services for a range of governmental benefits programs.

●

Metavante Corporation is owned by Marshall & Ilsley Corporation and provides a wide range of payments products and services.

●

Blackhawk Network is owned by Safeway and is a provider of the “gift card mall”, which can be used at participating merchants only.  These cards are Visa, MasterCard or American Express branded and are activated at the POS.

●

InComm is expanding its prepaid card services network “Fastcard” through an arrangement with Green Dot Corporation, which is a leading network of reloadable debit cards and processes for the MasterCard “repower” POS-based load network for prepaid cards.

Intangible Properties

When negotiating its arrangements with clients, H Pay will ensure that all rights to and ownership of its intellectual property remains with H Pay.  Source codes or other proprietary knowledge will be protected through agreements entered into between H Pay and its employees and contractors, and additional high standards of confidentiality and protection of data are set by clients and regulatory authorities within the industry.

Intellectual Property And Patent Protection

At present, H Pay does not have any pending or registered patents or any trademarks.

Research And Development

To May 31, 2008, we have expended $10,770 on research and development.

Employees

H Pay has  one full time employee, our President, Mr. Tom Zapatinas.  We anticipate that we will hire additional key staff throughout 2008 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

ITEM 1A.

RISK FACTORS

You should carefully consider the risks described below before making an investment decision.  The risks and uncertainties described below are not the only ones we face.  Any of the following risks could harm our business, financial condition or results of operations.  In such case, the trading price of our common stock could decline, and you may lose all of part of your investment.  Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

 We have a Limited Operating History

We are in the early stages of development and face risks associated with a new company in a growth industry.  We may not successfully address these risks and uncertainties or successfully implement our operating strategies.  If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.  Even if we accomplish these objectives, we may not generate positive cash flows or the profits we anticipate in the future.

H Pay has a limited operational history.  H Pay has never paid dividends and has no present intention to pay dividends.  H Pay is in the early commercialization stage of its business and therefore will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability and the need to raise additional funding.  H Pay will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research.  H Pay’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.  Such risks include the evolving and unpredictable nature of H Pay’s business, H Pay’s ability to anticipate and adapt to a developing market, acceptance by consumers of H Pay’s products and the ability to identify, attract and retain qualified personnel.  There can be no assurance that H Pay will be successful in doing what is necessary to address these risks.

We will need substantial additional financing in the future to continue operations

Our ability to continue our present operations will be dependent upon our ability to obtain significant external funding.  Additional sources of funding have not been established.  We are exploring various financing alternatives.  There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.  If adequate funds are not available from the foregoing sources, or if we determine it to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

We Will Require Key Personnel

The financial services technology industry involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  The success of H Pay is dependent on the services of its senior management.  The experience of these individuals will be a factor contributing to H Pay’s continued success and growth.  The loss of one or more of its key employees could have a material adverse effect on H Pay's operations and business prospects.  In addition, H Pay's future success will depend in large part on its ability to attract and retain additional highly skilled technical, management, sales and marketing personnel.  There can be no assurance that H Pay will be successful in attracting and retaining such personnel and the failure to do so could have a material adverse effect on H Pay's business, operating results and financial condition.

We Have Additional Financing Requirements

In order to accelerate H Pay's growth objectives, it will need to raise additional funds from lenders and equity markets in the future.  There can be no assurance that H Pay will be able to raise additional capital on commercially reasonable terms to finance its growth objectives.  The ability of H Pay to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the business performance of H Pay.  There can be no assurance that H Pay will be successful in its efforts to arrange additional financing on terms satisfactory to H Pay.  If additional financing is raised by the issuance of shares of common stock of H Pay, control of H Pay may change and stockholders may suffer additional dilution.

We May Not Be Successful In The Protection of Intellectual Property

There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against H Pay or that any such assertions or prosecutions will not materially adversely affect H Pay's business, financial condition or results of operations.  Irrespective of the validity or the successful assertion of such claims, H Pay could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on H Pay's business, financial condition or results of operations.  H Pay's performance and ability to compete are dependent to a significant degree on its proprietary technology.  There can be no assurance that the steps taken by H Pay will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable.  The laws of other countries may afford H Pay little or no effective protection of its intellectual property.  H Pay may in the future also rely on technology licenses from third parties.  There can be no assurance that these third party licenses will be, or will continue to be, available to H Pay on commercially reasonable terms.  The loss of, or inability of H Pay to maintain, any of these technology licenses could result in delays in completing its product enhancements and new developments until equivalent technology could be identified, licensed, or developed and integrated.  Any such delays would materially adversely affect H Pay's business, results of operations and financial condition.

We Face Competition And May Not Be Able to Compete Successfully

H Pay may not be able to compete successfully against current and future competitors, and the competitive pressures H Pay faces could harm its business and prospects.  Broadly speaking, the market for financial services technology is competitive.  There are other providers of components or versions of the Pay Linx value proposition in the marketplace.  Additionally, the level of competition is likely to increase as current competitors improve their product offerings and as new participants enter the market.  Many of H Pay's current and potential competitors have longer operating histories, larger customer bases, greater name and brand recognition and significantly greater financial, sales, marketing, technical and other resources than H Pay.

Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products H Pay markets and distributes.  New technologies and the expansion of existing technologies may also increase competitive pressures on H Pay.  Increased competition may result in reduced operating margins as well as loss of market share.  This could result in decreased usage of H Pay's products and may have a material adverse effect on H Pay's business, financial condition and results of operations.

We May Face Implementation Delays

Most of H Pay's customers will be in a testing or preliminary stage of utilizing H Pay's products and may encounter delays or other problems in the introduction of H Pay's products.  A decision not to do so, or a delay in implementation, could result in a delay or loss of related revenue or could otherwise harm H Pay's businesses and prospects.  H Pay will not be able to predict when a customer that is in a testing or a preliminary use phase will adopt a broader use of H Pay's products.

We May Get Limited Customer Feedback Respecting Products

H Pay's revenue will depend on the number of customers who use H Pay's products.  Accordingly, the satisfactory design of H Pay's product is critical to H Pay's business, and any significant product design limitations or deficiencies could harm H Pay's business and market acceptance.  This limited feedback may not have resulted in an adequate assessment of customer requirements.  Therefore, the currently specified features and functionality of H Pay's product may not satisfy current or future customer demands.  Furthermore, even if H Pay identifies the feature set required by customers in H Pay's market, it may not be able to design and implement products incorporating features in a timely and efficient manner, if at all.

We May Face a Slow Down in Developing Markets

The market for H Pay's product is relatively new and continues to evolve.  If the market for H Pay's product fails to develop and grow, or if H Pay's product does not gain market acceptance, H Pay's business and prospects will be harmed.

Our Ability To Keep Current With Technological Changes Impact On Our Ongoing Business

The financial services technology industry is susceptible to technological advances and the introduction of new products utilizing new technologies.  Further, the financial services technology industry is also subject to customer preferences and to competitive pressures which can, among other things, necessitate revisions in pricing strategies, price reductions and reduced profit margins.  The success of H Pay will depend on its ability to secure technological superiority in its product and maintain such superiority in the face of new products.  No assurances can be given that the product of H Pay will be commercially viable or that further modification or additional products will not be required in order to meet demands or to make changes necessitated by developments made by competitors which might render the product of H Pay less competitive, less marketable, or even obsolete over time.  The future success of H Pay will be influenced by its ability to continue to develop new competitive products.  There can be no assurance that research and development activities with respect to the development of new products and the improvement of its existing product will prove profitable, or that products or improvements resulting therefrom, if any, will be successfully produced and marketed.  The financial services technology industry is characterized by technological change, changes in user and customer requirements, new product introductions and new technologies and the emergence of new industry standards and practices that could render H Pay's technology obsolete or have a negative impact on sales margins H Pay's product may command.  H Pay's performance will depend, in part, on its ability to enhance its existing product, develop new proprietary technology that addresses the sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.  The development of technology entails significant technical and business risks.  There can be no assurance that H Pay will be successful in using new technologies effectively or adapting its product to customer requirements or emerging industry standards.

We Require Strategic Alliances

H Pay's growth and marketing strategies are based, in part, on seeking out and forming strategic alliances and working relationships, as well as the performance of such strategic alliances and working relationships.  General criteria to be used to assess potential alliances include the following: industry expertise, reputation and market position, complementary technologies or products, and nature and adequacy of resources.

We May Have Problems With Our Resolution of Product Deficiencies

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of H Pay's products, and/or lawsuits, and would be detrimental, perhaps materially, to H Pay's market reputation.  Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products.  Undetected errors or performance problems may be discovered in the future.  Moreover, known errors which H Pay considers minor may be considered serious by its customers.  If H Pay's internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, H Pay could postpone the development and release of updates or enhancements to its current product or the release of new products.  H Pay may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm H Pay's business and prospects.  In addition, product defects may expose H Pay to liability claims, for which H Pay may not have sufficient liability insurance.  A successful suit against H Pay could harm its business and financial condition.

 We May Not Be Able to Effectively Manage Our Growth

H Pay may be subject to growth-related risks including capacity constraints and pressure on its internal systems and controls.  H Pay's ability to manage its growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base.  The inability of H Pay to deal with this growth could have a material adverse impact on its business, operations and prospects.  H Pay may experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for H Pay's personnel, the hiring of additional personnel and, in general, higher levels of operating expenses.  In order to manage its current operations and any future growth effectively, H Pay will also need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate, manage and retain its employees.  There can be no assurance that H Pay will be able to manage such growth effectively, that its management, personnel or systems will be adequate to support H Pay's operations or that H Pay will be able to achieve the increased levels of revenue commensurate with the increased levels of operating expenses associated with this growth.

We Have Negative Cash Flow and Absence of Profits

H Pay has not earned any profits to date and there is no assurance that it will earn any profits in the future, or that profitability, if achieved, will be sustained.  A significant portion of H Pay's financial resources will continue to be directed to the development of its products and to marketing activities.  The success of H Pay will ultimately depend on its ability to generate revenues from its product sales, such that the business development and marketing activities may be financed by revenues from operations instead of external financing.

There is no assurance that future revenues will be sufficient to generate the required funds to continue such business development and marketing activities.

Our Directors and Officers May Face Conflicts of Interest

Certain proposed directors and officers of H Pay may become associated with other reporting issuers or other corporations which may give rise to conflicts of interest.  Directors who have a material interest or any person who is a party to a material contract or a proposed material contract with H Pay are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract.  In addition, the directors are required to act honestly and in good faith with a view to the best interests of H Pay, as the case may be.  Certain of the directors have either other employment or other business or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of H Pay.

 We Do Not Have Key Man Insurance

H Pay does not currently have key man insurance in place in respect of any of its senior officers or personnel.

Acquisitions, Investments and Other Strategic Transactions Could Result in Operating Difficulties, Dilution to our Investors and Other Negative Consequences

It is our current intention to engage in and evaluate a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets.  As of the date of filing of this Annual Report we have not yet identified any such strategic transactions.  Any of these strategic transactions could be material to our financial condition and results of operations.  In our search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities.  We may not be able to consummate potential acquisitions or investments or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings.  In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures.  Additional risks we may face include:

•

The need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;

•

Cultural challenges associated with integrating employees from an acquired company or business into our organization;

•

Retaining key employees from the businesses we acquire, and

•

The need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management.

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting our existing stockholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition.  Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of health care payments processing products and services can cause material quarterly revenue and earnings fluctuations.  A significant portion of revenue in any quarter may be derived from sales of products and services introduced in that quarter or established in the immediately preceding quarter.  If we are unable to begin to generate sales of products and services during the scheduled quarter, our revenue and earnings will be negatively affected in that period.  Quarterly operating results also may be materially impacted by factors, including the level of market acceptance or demand for health payment processing products and services and the level of development and/or promotion expenses for health payment processing products and services.  Consequently, if net revenue in a period is below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult for Investors to Resell their Shares Due to Suitability Requirements

Our common stock is currently quoted for trading on Over the Counter Bulletin Board (OTCBB) under the symbol SUWO.OB where we expect it to remain in the foreseeable future.  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-K under “Business” “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934.  Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.   We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remained unresolved.

ITEM  2.

PROPERTIES

The Company presently leases approximately 450 square feet of shared commercial office space in Calgary, Alberta.  The term of this lease is month to month and is currently provided free of charge to the Company.  The Company is currently planning to use this space until such a time that Management has fully evaluated the square footage that it needs on a go forward basis.  At that time, the Company will secure a longer-term arrangement at a different, non-shared, location in the Calgary area.

ITEM 3.

LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2008.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "SUWO".

The Company has been quoted on the over the counter bulletin board since May 3, 2007.

Following is a report of high and low bid prices from May 3, to May 31, 2007 and for each quarterly period for  the year ended May 31, 2008.

Year 2007*	High	Low
4th Quarter ended 5/31/07	0.00	0.00

Year 2008	High	Low
First Quarter	0.25	0.25
Second Quarter	0.25	0.25
Third Quarter	0.25	0.25
Fourth Quarter	0.25	0.06

*The first bid on the Company’s stock was $0.25 per share on June 8, 2007 with no ask.

The information as provided above for the fiscal years ended 2007 and 2008 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of September 10, 2008 there are 2 market makers in the Company’s stock which is presently quoted on the over the counter bulletin board.  The Company has not traded since it was listed on the OTCBB.

As of September 10, 2008, there were 50 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)

 RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

On December 21, 2006 our Registration Statement on Form SB-2 under Commission file number 333-132472 was declared effective, enabling us to offer up to 3,250,000 shares of common stock of our company at a price of $0.10 per share. On March 8, 2007 we accepted subscriptions for the entire offering from 43 investors, raising a total of $325,000.  No commissions were paid on any of the above issuance.  As of the date of this filing, there are 15,750,000 issued and outstanding shares of common stock of which 9,100,000 shares are held by our officers and directors.

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

ITEM 6.

SELECTED FINANCIAL DATA

Sun World Partners, Inc.

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Stated in US Dollars)

Sun World Partners, Inc.

Report and Consolidated Financial Statements

May 31, 2008

Contents

Report of Independent Registered Public Accounting Firm

F-3

Consolidated Financial Statements

Consolidated Balance Sheet

F-4

Consolidated Statement of Operations and Comprehensive Loss

F-5

Consolidated Statement of Stockholders’ Equity

F-6

Consolidated Statement of Cash Flow

F-7

Notes to Consolidated Financial Statements

F-8 to F-16

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Sun World Partners, Inc.

We have audited the consolidated balance sheet of Sun World Partners, Inc. (the Company) as of May 31, 2008, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the period from inception on January 28, 2008 to May 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2008, and the results of its operations and its cash flows for the period from inception on January 28, 2008 to May 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

September 12, 2008

Salt Lake City, Utah

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEET

May 31, 2008

(Stated in U.S. Dollars)

ASSETS

Current
Cash	$ 86,574
Total current assets	86,574

Loan receivable	49,281

Total assets	$ 135,855

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 70,353
Loan payable – related party	12,530
Loans payable	25,000

Total liabilities	107,883

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
15,750,000	common shares	15,750
Additional paid-in capital	36,969
Accumulated other comprehensive loss	(395)
Deficit accumulated during the development stage	(24,352)

Total stockholders’equity	27,972

Total liabilities and stockholders’ equity	$ 135,855

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

for the period January 28, 2008 (Date of Inception) to May 31, 2008

(Stated in U.S. Dollars)

Expenses
Office and administration	$ 13,582
Research and development	10,770
24,352

Net loss for the period	(24,352)

Other comprehensive loss:
Foreign currency translation adjustment	(395)

Comprehensive loss for the period	$ (24,747)

Basic and diluted loss per share	$ (0.00)

Weighted average number of shares outstanding	12,030,242

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

for the period January 28, 2008 (Date of Inception) to May 31, 2008

(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, January 28, 2008	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
Common shares issued pursuant to share exchange agreements - at $0.001	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization - at $0.001	3,750,000	3,750	36,969	-	-	40,719
Foreign current translation adjustment	-	-	-	(395)	-	(395)
Net loss for the period	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	$ 15,750	$ 36,969	$ (395)	$ (24,352)	$ 27,972

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the period January 28, 2008 (Date of Inception) to May 31, 2008

(Stated in U.S. Dollars)

Cash Flows From Operating Activities
Net loss for the period	$ (24,352)
Cash flows used in operating activities	(24,352)

Cash Flows from Investing Activities
Cash acquired from business combination	86,692
Cash flow provided by investing activities	86,692

Cash Flows from Financing Activities
Proceeds from loan payable – related party	12,477
Proceeds from sale of common stock	12,047
Cash flows provided by financing activities	24,524

Effect of exchange rate on cash	(290)

Increase in cash during the period	86,574

Cash at beginning of period	-

Cash at end of period	$ 86,574

Supplemental disclosure:
Non-cash transactions
Common stock issued for acquisition of subsidiary	12,000

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

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

Organization

Sun World Partners, Inc. (the “Company” or “Sun World”) was incorporated on April 3, 2000 in the State of Nevada.   On May 31, 2005 the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. (“Tiempo”) in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001.  The Company had no operations prior to the date of the aforementioned acquisition.

On May 30, 2008, the Company finalized the execution of an acquisition agreement dated April 22, 2008 (the “Acquisition Agreement”) between Sun World, H Pay Card Inc. (“H Pay”), Tiempo, Kimberley Coonfer (“Coonfer”), Caribbean Overseas Investments Ltd. (“Caribbean”) and the stockholders of H Pay (the “H Pay Stockholders”).  Under the terms of the Acquisition Agreement, Sun World acquired all of the issued and outstanding shares of H Pay resulting in H Pay becoming a direct, wholly-owned subsidiary of Sun World.  Upon the acquisition of H Pay by Sun World, Sunworld issued the stockholders of H Pay an aggregate of 12,000,000 shares of the common stock of Sun World.  Pursuant to the terms of  the Acquisition Agreement all of the issued and outstanding shares of the Company’s subsidiary, Tiempo (the “Tiempo Shares”) were transferred to Coonfer and Caribbean in exchange for the  return to treasury of a total of 5,000,000 common shares of Sun World (the “Cancellation Shares”).  The Cancellation Shares were exchanged for the Tiempo Shares and $100,000 of the intercompany debt between Tiempo and Sun World was written off on the books of Tiempo and Sun World, and Tiempo provided a promissory note for the remaining intercompany debt between Tiempo and Sun World in the amount of $49,281.  As of May 30, 2008, Tiempo is no longer a subsidiary of Sun World, H Pay is a wholly owned subsidiary of Sun World and H Pay Stockholders received an aggregate of 12,000,000 shares of Sun World’s common stock representing 78.7% of the issued and outstanding shares of the Company. Tom Zapatinas, an Officer and Director of Sun World Partners, Inc., is also an Officer and Director of H Pay Card Inc.  He disclosed such information and interest in this transaction to the Board of Directors prior to the conclusion of this transaction.

As a result, the consolidated results of operations presented at May 31, 2008 are those of the Company and H-Pay. H Pay was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008.  Since inception of H Pay, its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by H-Pay.  H Pay is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

Nature and Continuance of Operations (Continued)

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $24,747 since inception, has negative working capital of $21,309 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

Currency

The functional currency of the Company is the United States dollar.  The functional currency of H Pay is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated to United States dollars at current exchange rates and income statement accounts are translated at the average rates prevailing during the period.  Related translation adjustments are reported as other comprehensive income (loss), a component of stockholders’ equity.

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.  Fully diluted earnings per share are not presented because they are anti-dilutive.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 107 (“SFAS 107”), Disclosure About Fair Value of Financial Instruments.  SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s cash and cash equivalents, loan receivable, and the current portions of notes payable approximate their estimated fair values due to their short-term maturities.

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

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

Income taxes (continued)

At May 31, 2008, the Company has net operating loss carry forwards totaling approximately $24,352. The carry forwards begin to expire as of the current fiscal year. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, Accounting for Stock Issued to Employees, and provide the disclosure required under SFAS No. 123, “Accounting for Stock-based Compensation, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123.

New Accounting Standards

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that is has correctly applied the guidance under SFAS 141 to its recent business combination.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

New Accounting Standards (Continued)

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60.  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $24,747 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 – Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and have been retroactively restated to include the historical operations of H Pay, due to an exchange of equity interests consummated on May 30, 2008.  For accounting purposes, the exchange was treated as a reverse acquisition.  The audited consolidated financial information is not necessarily indicative of the actual results of operations or the financial position which may be attained in the future.  All necessary inter-company transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.  The accompanying consolidated financial statements include the accounts of the Company after the disposition of Tiempo on May 30, 2008, and with the operations of H Pay since its inception.  H Pay is the Company’s only subsidiary at May 31, 2008.

Note 3 – Business Combination

On May 30, 2008, Sun World finalized the execution of an acquisition agreement dated April 22, 2008 (the “Acquisition Agreement”) between Sun World, H Pay, Tiempo, Kimberley Coonfer (“Coonfer”), Caribbean Overseas Investments Ltd. (“Caribbean”) and the stockholders of H Pay (the “H Pay Stockholders”).  Under the terms of the Acquisition Agreement, we acquired all of the issued and outstanding shares of H Pay resulting in H Pay becoming a direct, wholly-owned subsidiary of Sun World.  Upon the acquisition of H Pay by Sun World, we issued the stockholders of H Pay an aggregate of 12,000,000 shares of the common stock of Sun World.

Pursuant to the terms of  the Acquisition Agreement all of the issued and outstanding shares of our subsidiary, Tiempo (the “Tiempo Shares”) were transferred to Coonfer and Caribbean in exchange for the  return to treasury of a total of 5,000,000 common shares of Sun World (the “Cancellation Shares”).  The Cancellation Shares were exchanged for the Tiempo Shares and $100,000 of the intercompany debt between Tiempo and Sun World was written off on the books of Tiempo and Sun World, and Tiempo provided a promissory note for the remaining intercompany debt between Tiempo and Sun World in the amount of $49,281.

Tiempo is no longer a subsidiary of Sun World and H Pay is a wholly owned subsidiary of Sun World and H Pay Stockholders received an aggregate of 12,000,000 shares of Sun World’s common stock representing 78.7% of the issued and outstanding shares of the Company.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 3 – Business Combination (Continued)

As a result of this transaction, the stockholders of H Pay acquired control of the Company and consequently H Pay is deemed to be the acquirer.  The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition and the consolidated financial statements are a continuation of the operations of H Pay and not the Company.  The operations of the Company are included in the consolidated statement of loss from May 30, 2008, the effective date of the acquisition.

The net monetary assets acquired from the Company are as follows:

Total assets	$ 135,974
Total liabilities	(95,255)
Net monetary assets	$ 40,719

Consideration:
12,000,000 common shares of the Company	$ 40,719

This transaction is considered to be a capital transaction, that is, the transaction is equivalent to the issuance of common shares by H Pay for the net monetary assets of the Company, accompanied by a recapitalization.

The consolidated statements of operations and cash flows for the year ended May 31, 2008 do not include the results of operations or cash flows of the Company for the period June 1, 2007 to May 30, 2008, the date of the reverse acquisition transaction.  These results were as follows:

Statement of Operations:
Expenses
Office and administration	$ 5,484
Consulting fees	72,100
Professional fees	30,824
108,408

Loss before discontinued operations	$ (108,408)
Gain from discontinued operations	14,207
Net (loss)	(94,201)

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 3 – Business Combination (Continued)

Statement of Cash Flows:
Cash Flows from Operating Activities
Net loss for the period	$ (108,408)
Changes in non-cash working capital items:
Accounts payable	59,745
Cash flows used by operating activities	(48,663)

Cash Flows from Investing Activities
Loan	(188)
Cash flows from Investing activities	(188)

Foreign currency translation adjustment	2,495

Decrease in cash during the period	(46,356)
Cash, beginning of the period	133,048

Cash, end of the period	86,692

Note 4 – Discontinued Operation

The Company has accounted for the operations of its subsidiary Tiempo as discontinued operations. The net assets as of May 30, 2008 of Tiempo were eliminated from consolidation in the Company’s balance sheet.  Details of operations of Tiempo prior to the date it ceased to be a subsidiary are included below:

	From June 1, 2007 to May 30, 2008	Fiscal Year End May 31, 2007
Revenue
Sales (net of returns)	$ 239,226	$ 253,076
Cost of goods sold	$ 95,090	$ 110,372
	$ 144,136	$ 142,704

Expenses
Depreciation and amortization	$ 248	$ 186
Administrative expense	$ 86,922	$ 70,499
Professional fees	$ 2,781	$ 3,248
Salaries and wages	$ 38,948	$ 50,113
Interest expense	$ 1,029	$ 8,764
	$ 129,928	$ 132,810

Net Income	$ 14,208	$ 9,894

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the period from January 28, 2008 (Date of Inception) to May 31, 2008

Note 5 – Loan receivable

Loan receivable consists of a promissory note for the remaining debt between Tiempo and Sun World in the amount of $49,281. The loan bears no interest and has no specific terms of repayment.

Note 6 – Related Party Transactions

During the period ended May 31, 2008 the Company’s president, Tom Zapatinas, invoiced $30,000 for management services rendered to Sun World for the period March 1, 2008 to May 31, 2008, which remained unpaid as at the fiscal year end and are included in the consolidated accounts payable.

During the period ended May 31, 2008 the Company’s president advanced $12,530 for operations which amount is included as a related party loan on the Company’s balance sheet.

Note 7 – Loans payable

Loans payable totaling $25,000 are from arm’s length third parties, bear no interest and have no specific terms of repayment.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans.

(b)	To penetrate the health payment processing market in Canada, and worldwide, by continuing to develop innovative health payment processing products and services.

(c)	Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets.

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

For the next twelve months and given that we meet our forecasted revenues, we plan to expend a total of approximately $1,020,000 in implementing our business plan of development and marketing of health payment processing products and services.  In addition, we estimate our operating expenses and working capital requirements for the next twelve months as follows:

Estimated Expenses
General and Administrative	$$250,000
Sales and Marketing	$$185,000
Research and Development	$$215,000
Operations	$270,000
Professional Services	$100,000
Total	$$1,020,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $250,000 on general and administration costs in the next twelve months.

2.

Sales and Marketing.  We anticipate that we may spend up to $185,000 in the next twelve months in the sales and marketing of our health care payment processing services and products.  This amount reflects our commitment to invest in promotional activities for our future products.

3.

Research and Development. We anticipate spending approximately $215,000 on research and development.  We plan to employ a number of programmers to expedite the development of our health care payment processing services and products.

4.	Operations. We anticipate that we may spend up to $270,000 in the next twelve months in the operations of the Company.

5.	Professional Services. We anticipate that we may spend up to $100,000 in the next twelve months in professional services.

H Pay Summary Financial Information

We have provided audited financial statements to May 30, 2008 for H Pay and Pro forma financial statements within 71 days as required.

Liquidity and Capital Resources

As of May 31, 2008, Sun World’s cash balance is approximately $86,574.  H Pay does not have any cash on hand and we will be required to raise capital to fund the operations of H Pay.  Sun World cash on hand is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with H Pay.   We project that we will require an estimated additional $1,020,000 over the next twelve month period to fund our operating cash shortfall.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The majority of our operations are not based in the United States, however, we report in U.S. dollars.  We have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have operations in Canada and conduct transactions in Canadian currency.  If the U.S. dollar to the Canadian dollar rate had remained unchanged throughout fiscal 2008, $395 currently recorded as a loss from foreign currency translaction would have been eliminated.

We do not currently monitor our foreign currency exposure and we do not currently have any hedging plans in place to hedge against fluctuations in currency.  As we commence operations  both through our Canadian subsidiary, H Pay,  and in other jurisdications outside of the U.S. that may present opportunities for business we intend to put a monitoring system in place to monitor foreign currency and we will consider hedging activities at that time.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2008.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.

OTHER INFORMATION

Not applicable

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

			Served as a
			Director and/or
Name	Age	Position with the Company	Officer Since
Tom Zapatinas	53	President, Chief Executive Officer, Secretary & Director	Director since January 9, 2007 Officer since January 25, 2008

Ron Lizee	50	Chief Financial Officer & Director	Director and Officer since January 25, 2008

Tom Zapatinas, President, Secretary, Chief Executive Officer and Member of the Board of Directors

On January 9, 2007, Tom Zapatinas was elected to the Board of Directors of the Issuer.  Mr. Zapatinas has been a self employed business consultant since August, 1997.  In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada.  Mr. Zapatinas resigned from Prolific in May 29, 2001, to go back to his consulting practice.  He brings experience in financing, corporate development and mergers and acquisitions.

Mr. Zapatinas is not an officer or director of any other reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

  Ron Lizee, Treasurer, Chief Financial Officer and Member of the Board of Directors

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

Mr. Lizee is an officer and director of Acrongenomics, Inc. a U.S. Securities and Exchange Commission (“SEC”) reporting issuer.  He is not a director or officer of any other SEC reporting issuers.

The Company’s directors are elected by the holders of the Company’s common stock. Cumulative voting for directors is not permitted. The term of office of directors of the Company ends at the next annual meeting of the Company’s stockholders or when their successors are elected and qualified. The term of office of each officer of the Company ends at the next annual meeting of our Board of Directors, expected to take place immediately after the next annual meeting of stockholders, or when his successor is elected and qualifies. Except as otherwise indicated below, no organization by which any officer or director previously has been employed is an affiliate, parent, or subsidiary of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

The following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Tom Zapatinas	Member of the Board of Directors	Late/1	N/A	N/A

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.  The Company intends to review and finalize the adoption of a code of ethics as soon as practicable.   Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the issuer’s board of directors.

The Board of Directors presently does not have an audit committee. Since there are no independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.

EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued to Sun World’s named executive officers, as that term is defined in Item 402(a)(3) of Regulation S-K, and to our directors, during the fiscal years ended May 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Zapatinas, President & CEO Director	2008	$30,000	Nil	Nil	Nil	Nil	Nil	Nil	$30,000
Kimberley Coonfer, President & CEO (1) Director	2007	$5,278	Nil	Nil	Nil	Nil	Nil	Nil	$5,278
Kimberley Coonfer, President & CEO Director (former President)	2006	$9,667	Nil	Nil	Nil	Nil	Nil	Nil	$9,667

Notes

(1)

Kimberley Coonfer resigned from her positions as officer on January 25, 2008 and did not stand for re-election as director of our Company at the Annual General Meeting of the Shareholders held on June 16, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year end May 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kimberley Coonfer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Greg Coonfer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Shawn Thorburn	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Tom Zapatinas	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

As of the end of the fiscal year 2008, we had no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended May 31, 2008.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at May 31, 2008.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2008.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors.  Historically, executive compensation consists of salary only.  Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our Company.

 EQUITY COMPENSATION PLAN INFORMATION AS AT MAY 31, 2008

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	Nil	N/A	N/A
Equity Compensation Plans not approved by security holders	Nil	N/A	N/A
Total	Nil	N/A	N/A

Employment Contracts

Other than as described below, we are not party to any employment contracts with our officers and directors.

DIRECTOR INDEPENDENCE

The Company does not currently have any directors that would fit the independence requirements of the rules and regulations of the SEC.

Except as disclosed below and including the acquisition of H Pay which is described in this filing, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On May 31, 2005, we entered into a share exchange agreement with Tiempo de Mexico Ltd. (“referred to in this report as “Tiempo”) a company incorporated pursuant to the laws of the Province of Alberta, Canada, with operations in Calgary, Alberta, Canada.  Tiempo was a company with common directors and officers with Sun World.  We issued a total of 3,750,000 shares at a deemed price of $0.001 per common share to Kimberley Coonfer who was a related party at the time of the transaction.

Board Meetings and Committees

Our board of directors held no formal meetings during the twelve (12) month period ended May 31, 2008.  All proceedings of the board of directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  The board of directors acted by unanimous written consent resolution six (6) times during the twelve (12) month period ended May 31, 2008.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions.  Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.  The directors who perform the functions of auditing, nominating and compensation committees are not independent because they are also officers of our company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

OWNERSHIP OF SUN WORLD COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

The following table shows, as of September 10, 2008, the shares of Sun World Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Tom Zapatinas 3212 – 14 Avenue SW Calgary, Alberta T3C 0X3 President, Secretary and Director	9,000,000 common shares held directly	57.14%
Common	Ron Lizee(2) #202, 3550 Taylor Street East Saskatoon, Saskatchewan S7H 5H9 Chief Financial Officer and Directors	100,000 common shares held indirectly	0.63%
Common	All Officers and Directors as a group	Common shares	57.77%
Notes
(1)	Based upon 15,750,000 issued and outstanding shares of common stock as of August 31, 2008.
(2)	These shares are held by Mr. Lizee’s wife, Johanne Lizee. Mr. Lizee disclaims any voting power or beneficial ownership.

OWNERSHIP OF SUN WORLD COMMON STOCK BY 5% STOCKHOLDERS

The following table sets forth information, as of September 10, 2008, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Tom Zapatinas 3212 – 14 Avenue SW Calgary, Alberta T3C 0X3 President, Secretary and Director	9,000,000 common shares held directly	57.14%%

Common	Spyros Tsoukalis Grammatikou Mesologiou Aitoloakarnanias Greece T.K. 30015	825,000 common shares held directly	5.23%
Common	Elias Tsoukalis Grammatikou Mesologiou Aitoloakarnanias Greece T.K. 30015	813,033 common shares held directly	5.16%
Notes
(1)	Based upon 15,750,000 issued and outstanding shares of common stock as of August 31, 2008.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR

INDEPENDENCE.

During the period ended May 31, 2008 officers and directors of the Company charged $30,000 for services rendered, which amount remained unpaid at the close of the fiscal year.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended May 31, 2008 and May 31, 2007:

Services	2008	2007
Audit fees	19,000	10,000
Audit related fees	0	0
Tax fees	0	0
Total fees	19,000	10,000

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

(c)  Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and H Pay Card Inc.	Incorporated by reference to the Exhibits filed with Form 8K on March 5, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:  /s/ Tom Zapatinas

Name: Tom Zapatinas

Title:   President and Director (Principal Executive Officer)

Date:   September

 15, 2008

By: /s/ Ron Lizee

Name: Ron Lizee

Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    September 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:  /s/ Tom Zapatinas

Name: Tom Zapatinas

Title:   President and Director (Principal Executive Officer)

Date:   September 15, 2008

By: /s/ Ron Lizee

Name: Ron Lizee

Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    September 15, 2008