Form 10-Q
period 2008-08-31
SUN WORLD PARTNERS INC
filed 2008-10-17
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

or

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  0000-52365

SUN WORLD PARTNERS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

(403) 850-4120

(Registrant’s  telephone number, including area code)

1601-14th St. S.W., Calgary, Alberta, Canada T3C 1E3

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)

of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer

☐

Smaller reporting Company  ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.                                                                                                                                                                      Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

15,750,000 common shares outstanding as of October 15, 2008.

SUN WORLD PARTNERS, INC.

i

PART I

ITEM 1.

FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

August 31, 2008

(Stated in U.S. Dollars)

ASSETS		(Unaudited)
		August 31, 2008	May 31, 2008
Current
Cash		$ 15,988	$ 86,574
Other receivable		509	-
Total current assets		16,497	86,574

Loan receivable		49,897	49,281

Total assets		$ 66,394	$ 135,855

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 39,284	$ 40,353
Accounts payable – related party		60,470	30,000
Loan payable – related party		16,216	12,530
Loans payable		25,000	25,000

Total liabilities		140,970	107,883

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
15,750,000	common shares	15,750	15,750
Additional paid-in capital		36,969	36,969
Accumulated other comprehensive loss		(2,082)	(395)
Deficit accumulated during the development stage		(125,213)	(24,352)

Total stockholders’ equity (deficit)		(74,576)	27,972

Total liabilities and stockholders’ equity (deficit)		$ 66,394	$ 135,855

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

for the three months ended August 31, 2008 and

the period January 28, 2008 (Date of Inception) to August 31, 2008

(Stated in U.S. Dollars)

(Unaudited)

Expenses	August 31, 2008	January 28, 2008 (Date of Inception) to August 31, 2008

Professional fee	$ 23,717	$ 23,717
Office and administration	77,760	91,342
Research and development	-	10,770
	101,477	125,829

Interest Expense (Income)	(616)	(616)
Net loss for the period	(100,861)	(125,213)

Other comprehensive gain (loss):
Foreign currency translation adjustment	(1,687)	(2,082)

Comprehensive loss for the period	$ (102,548)	$ (127,295)

Basic and diluted loss per share	$ (0.01)

Weighted average number of shares outstanding	15,750,000

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended August 31, 2008 and

the period January 28, 2008 (Date of Inception) to August 31, 2008

(Stated in U.S. Dollars)

(Unaudited)

Cash Flows From Operating Activities	August 31, 2008	January 28, 2008 (Date of Inception) to August 31, 2008

Net loss for the period	$ (100,861)	$ (125,213)
Interest income	(616)	(616)
Other receivable	(510)	(510)
Accounts payable and accrued liabilities	29,429	29,429
Cash flows used in operating activities	(72,558)	(96,910)

Cash Flows from Investing Activities
Cash acquired from business combination	-	86,692
Cash flow provided by investing activities	-	86,692

Cash Flows from Financing Activities
Proceeds from loan payable – related party	4,696	17,173
Proceeds from sale of common stock	-	12,047
Cash flows provided by financing activities	4,696	29,220

Effect of exchange rate on cash	(2,724)	(3,014)

Increase (decrease) in cash during the period	(70,586)	15,988

Cash at beginning of period	86,574	-

Cash at end of period	$ 15,988	$ 15,988

Supplemental disclosure:
Non-cash transactions
Common stock issued for acquisition of subsidiary	$ -	$ 12,000

SEE ACCOMPANYING NOTES

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2008 and the

period from January 28, 2008 (Date of Inception) to August  31, 2008

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements of Sun World Partners, Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2008.

The interim financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of Sun World Partners, Inc. and wholly owned subsidiary H-Pay Card Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Summary of significant accounting policies

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by H Pay.  H Pay is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $125,213 since inception, has negative working capital of $124,473 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2008 and the

period from January 28, 2008 (Date of Inception) to August  31, 2008

Note 2 – Summary of significant accounting policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of the Company is the United States dollar.  The functional currency of H Pay is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity (Deficit).

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

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

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2008 and the

period from January 28, 2008 (Date of Inception) to August  31, 2008

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recently Issued Accounting Pronouncements (Continued)

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

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2008 and the

period from January 28, 2008 (Date of Inception) to August  31, 2008

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recently Issued Accounting Pronouncements (Continued)

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $125,213 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Loan receivable

Loan receivable consists of a promissory note for the remaining debt between former wholly owned subsidiary Tiempo de Mexico Ltd. and Sun World in the amount of $49,897. The loan is for a term of one year expiring May 20, 2009 and bears interest at a rate of 5% per annum.

SUN WORLD PARTNERS, INC.

(A Development Stage Company)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2008 and the

period from January 28, 2008 (Date of Inception) to August  31, 2008

Note 4 – Related Party Transactions

During the three month period ended August 31, 2008 the Company’s president, Tom Zapatinas, invoiced $30,000 for management services rendered to Sun World for the period June 1 to August 31, 2008.  As at August 31, 2008 Accounts payable – related party includes a total of $60,470 due and payable to Mr. Zapatinas.

During the three month period ended August 31, 2008 the Company’s president advanced $4,498 for operations of wholly owned subsidiary H-Pay which amount is included as a related party loan on the Company’s balance sheet.  The related party loan totaled $16,216 as at August 31, 2008.

Note 5 – Loans payable

Loans payable totaling $25,000 is from arm’s length third parties, bear no interest and have no specific terms of repayment.

Note 6 – Comparative financial statements

The comparative balance sheet for the fiscal year ended May 31, 2008 has been reclassified from statements previously presented to conform to the presentation of the August 31, 2008 consolidated balance sheet.

Note 7 – Other

On July 29, 2008, the Company’s wholly owned subsidiary changed its name from H Pay Card Inc. to Preaxia Health Care Payment System Inc.

Subsequent to the period covered by these financial statements, the Company accepted funds in the amount of $50,000 USD as a convertible debenture from a stockholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible into common shares of the Company at $0.50 per share for a period of one year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions:  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2008, , together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" mean Sun World Partners, Inc. and its wholly owned subsidiary, PreAxia Health Care Payment System Inc., unless the context clearly requires otherwise.

General Overview

The Company undertakes all of its operations through its wholly owned subsidiary, Preaxia Health Care Payment System Inc. (“PreAxia”), previously H Pay Card Inc.     PreAxia is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred.  With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit.   Studies suggest that HSAs in the US will grow to over $75 billion in assets and 25 million consumers by 2015.   This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services.  We intend to initially launch our products in Canada.  We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment.  We intend to provide them with services to capture this market opportunity.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans.

(b)	Penetrate the health care processing market in Canada, and worldwide, by continuing to develop innovative health care processing products and services.

(c)	Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets.

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted revenues, we plan to spend a total of approximately $4,614,513 in implementing our business plan of development and marketing of health care processing products and services.  We would expect to generate revenues of $1,520,775 to offset our cash requirements in year one, therefore we will be required to raise a total of $3,093,738 to complete year one of our business plan for our wholly owned subsidiary, PreAxia (previously H-Pay Card). In addition, we estimate our operating expenses for Sun World Partners to total approximately $250,000.   Our working capital requirements for both Sun World and PreAxia for the next twelve months are follows:

Estimated Expenses
General and Administrative (Sun World Partners, Inc.)	$250,000
Infrastructure (PreAxia)	$2,200,000
Account Acquisition Costs (PreAxia)	$435,000
Broker Fees (PreAxia)	$173,813
Staff and Professional Services (PreAxia)	$1,695,000
Usage (PreAxia)	$110,700
Total	$4,864,513

Of this amount we expect to offset our working capital requirements by total revenues of $1,520,775.

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $250,000 on general and administration costs in the next twelve months, which will include consulting, legal and accounting fees.

2.	Infrastructure We anticipate that we may spend up to $2,200,000 in the next twelve months in the development and acquisition of infrastructure for our processing services and products.

3.	Account Acquisition Costs We anticipate spending approximately $435,000 as the costs of marketing and education focused on new accounts

4.	Broker Fees. We anticipate that we may spend up to $173,813 in the next twelve months for broker fees for the introduction and commissions to gain accounts.

5.	Staff and Professional Services. We anticipate that we may spend up to $1,695,000 in the next twelve months for staff and professional services.

6.	Usage. We anticipate spending up to $110,700 from usage for each transaction processed.

Liquidity and Capital Resources

As of August 31, 2008, Sun World’s cash balance is approximately $15,988.  PreAxia does not have any cash on hand and we will be required to raise capital to fund our operations and the operations of PreAxia.  Sun World cash on hand is currently our only source of liquidity.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  Management believes that our Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia.   We project that we will require an estimated additional $3,343,738 over the next twelve month period to fund our operating cash shortfall.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  Subsequent to the period covered by this report, we raised a total of $50,000 by way of a convertible debenture.  The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

The Company presently does not have any off-balance sheet arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The majority of our operations are not based in the United States, however, we report in U.S. dollars.  We have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have operations in Canada and conduct transactions in Canadian currency.  If the U.S. dollar to the Canadian dollar rate had remained unchanged throughout fiscal 2008, $1,687 currently recorded as a loss from foreign currency translation would have been eliminated.

We do not currently monitor our foreign currency exposure and we do not currently have any hedging plans in place to hedge against fluctuations in currency.  As we commence operations  both through our Canadian subsidiary, PreAxia,  and in other jurisdications outside of the U.S. that may present opportunities for business we intend to put a monitoring system in place to monitor foreign currency and we will consider hedging activities at that time.

ITEM 4T.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 1A.

RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of Shareholders was held on June 16, 2008, at which the following items were voted upon:

a)

The shareholders fixed the number of directors at two (2) and elected the Members of the Board of  directors for the ensuing year:

Voting Results	For	Against	Abstain
To fix the number of directors at two (2)	5,025,000	0	0

b)       The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Withhold
Tom Zapatinas	5,025,000	0
Ron Lizee	5,025,000	0

c)

The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors for the fiscal year 2008.

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors	5,025,000	0	0

d)

The shareholders approved the 2008 Stock Option and Stock Award Plan (the “Plan”) of up to 2,500,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company.

Voting Results	For	Against	Abstain
To approve the 2008 Stock Option and Stock Award Plan	5,025,000	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.  OTHER INFORMATION

On July 29, 2008, the Company’s wholly owned subsidiary changed its name from H Pay Card Inc. to Preaxia Health Care Payment System Inc.

Subsequent to the period covered by this report, the Company accepted funds in the amount of $50,000 USD as a convertible debenture from a shareholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible into common shares of the Company at $0.50 per share for a period of one year.

ITEM 6.

EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and PreAxia Card Inc.	Incorporated by reference to the Exhibits filed with Form 8K on March 5, 2008.
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Definitive Schedule 14C filed with the SEC on May 27, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of October,  2008.

SUN WORLD PARTNERS, INC.

By:  /s/ Tom Zapatinas

Name: Tom Zapatinas

Title:   President and Director (Principal Executive Officer)

Date:   October 17, 2008

By: /s/ Ron Lizee

Name: Ron Lizee

Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)

Date:    October 17, 2008