Form 10-Q
period 2008-11-30
SUN WORLD PARTNERS INC
filed 2009-01-20
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  0000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1530 – 9th Avenue S.E., Calgary, Alberta	T2G 0T7
(Address of principal executive offices)	(Zip Code)

 (403) 850-4120
(Registrant’s  telephone number, including area code)

 Sun World Partners Inc.(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.                                            Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

 15,750,000 common shares outstanding as of December 31, 2008.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-8

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	November 30, 2008	May 31, 2008
	(Unaudited)

ASSETS

Current
Cash	$25,077	$86,574
Other receivable	447	-
Total current assets	25,524	86,574

Loan receivable (Note 3)	-	49,281

Total assets	$25,524	$135,855

LIABILITIES

Current
Accounts payable and accrued liabilities	$54,232	$40,353
Accounts payable – related party (Note 4)	86,360	30,000
Loan payable – related party (Note 4)	20,193	12,530
Loans payable (Note 5)	-	25,000
Convertible Debenture including accrued interest, net discount (Note 6)	25,811	-

Total liabilities	186,596	107,883

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock; $0.001 par value; 75,000,000 common shares authorized; 15,750,000 common shares issued and outstanding for November 30, 2008 and May 31, 2008	15,750	15,750
Additional paid-in capital	65,464	36,969
Accumulated other comprehensive loss	(4,418)	(395)
Deficit accumulated during the development stage	(237,868)	(24,352)

Total stockholders’ equity (deficit)	(161,072)	27,972

Total liabilities and stockholders’ equity (deficit)	$25,524	$135,855

SEE ACCOMPANYING NOTES

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the Three Month Period Ended November 30, 2008 and the Six Month Period Ended November 30, 2008 and the period from January 28, 2008 (Date of Inception) through November 30, 2008
(Stated in U.S. Dollars)

	November 30, 2008 (3 months)	November 30, 2008 (6 months)	January 28, 2008 (Date of Inception) to November 30, 2008

Expenses
Amortization of debt discount	$7,124	$7,124	$7,124
Consulting fees	75,213	141,105	141,105
Professional fee	20,892	44,609	44,609
Office and administration	9,426	21,294	34,876
Research and development	-	-	10,770

Operating loss	(112,655)	(214,132)	(238,484)

Interest Income (Expense)	0	616	616
Net loss for the period	(112,655)	(213,516)	(237,868)

Other comprehensive loss:
Foreign currency translation adjustment	(2,336)	(4,023)	(4,418)

Comprehensive loss for the period	$(114,991))	$(217,539))	$(242,286)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	15,750,000	15,750,000

SEE ACCOMPANYING NOTES

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended November 30, 2008 and
for the period January 28, 2008 (Date of Inception) through November 30, 2008
(Stated in U.S. Dollars)

	November 30, 2008	January 28, 2008 (Date of Inception) to November 30, 2008

Cash Flows From Operating Activities
Net loss for the period	$(213,516)	$(237,868)
Amortization of debt discount	7,124	7,124
Accrued Interest	677	677
Other receivable	(507)	(507)
Accounts payable and accrued liabilities	94,520	94,520
Cash flows used in operating activities	(111,702)	(136,054)

Cash Flows from Investing Activities
Cash acquired from business combination	0	86,692
Cash flow provided by investing activities	0	86,692

Cash Flows from Financing Activities
Proceeds from loan payable – related party	7663	20193
Proceeds from loan payable – convertible debenture	46,505	46,505
Proceeds from sale of common stock	-	12,047
Cash flows provided by financing activities	54168	78,745

Effect of exchange rate on cash	(3,963)	(4,306)

Increase (decrease) in cash during the period	(61,497)	25,077

Cash at beginning of period	86,574	-

Cash at end of period	$25,077	$25,077

Supplemental disclosure:
Non-cash transactions
Common stock issued for acquisition of subsidiary	$-	$12,000

SEE ACCOMPANYING NOTES

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Formerly Sun World Partners, Inc.)
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2008 and the
period from January 28, 2008 (Date of Inception) through November  30, 2008

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2008.

The interim financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of the Company and wholly-owned subsidiary Preaxia Health Care Payment System Inc. (“Preaxia Canada”)(formerly H-Pay Card Ltd..) These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2008, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Summary of significant accounting policies

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by Preaxia Canada.  Preaxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $237,868 since inception, has negative working capital of $161,072 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Formerly Sun World Partners, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2008 and the
period from January 28, 2008 (Date of Inception) through November  30, 2008

Note 2 – Summary of significant accounting policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of the Company is the United States dollar.  The functional currency of Preaxia Canada is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity (Deficit).

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

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Formerly Sun World Partners, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2008 and the
period from January 28, 2008 (Date of Inception) to November 30, 2008

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

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Formerly Sun World Partners, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2008 and the
period from January 28, 2008 (Date of Inception) through November 30, 2008

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recently Issued Accounting Pronouncements (Continued)

This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $237,868 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Loan receivable

Loan receivable consists of a promissory note for the remaining debt between former wholly-owned subsidiary Tiempo de Mexico Ltd. and the Company in the amount of $49,897 ($49,281 plus $616 of interest). The loan is for a term of one year expiring May 20, 2009 and bears interest at a rate of 5% per annum.  This loan receivable was collected during the quarter ended November 30, 2008.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Formerly Sun World Partners, Inc.)
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2008 and the
period from January 28, 2008 (Date of Inception) through November 30, 2008

Note 4 – Related Party Transactions

During the six month period ended November 30, 2008 the Company’s president, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company for the period June 1 to November 30, 2008.  As at November 30, 2008 Accounts payable – related party includes a total of $86,360 due and payable to Mr. Zapatinas.

During the six month period ended November 30, 2008 the Company’s president advanced $7,663 for operations of wholly-owned subsidiary Preaxia Canada which amount is included as a related party loan on the Company’s balance sheet.  The related party loan totaled $20,193 as at November 30, 2008.

Note 5 – Loans payable

Loans payable totaling $25,000 is from arm’s length third parties bear no interest and have no specific terms of repayment.  During the quarter ended November 30, 2008, this loan payable of $25,000 was paid.

Note 6 – Other

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the six months ended November 30, 2008 the Company recorded amortization of loan discount in the amount of $7,124.  Unamortized discount at November 30, 2008 is $21,371, which is being amortized over the term of the note, 12 months.

Note 7 – Comparative financial statements

The comparative balance sheet for the fiscal year ended May 31, 2008 has been reclassified from statements previously presented to conform to the presentation of the November 30, 2008 consolidated balance sheet.

Note 8 – Subsequent Events

On December 11, 2008 the Nevada Secretary of State effected a name change of the Company from Sun World Partners, Inc. to PreAxia Health Care Payment Systems Inc. pursuant to a Board of Directors Resolution as of October 22, 2008 approving the name change and the approval of the majority of the stockholders on October 28, 2008.   The Company is trading under the symbol PAXH on the Over-the-Counter-Bulletin-Board as of the date of this filing.

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

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Comapny to sustain, manage or forecast its growth; the ability of the Company to successfully  make and integrate acquisitions; raw materaial costs and availability; new product development and introduction; existing government regulations and changes in, or failure to comply with government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) and its wholly- owned subsidiary, PreAxia Health Care Payment System Inc. (formerly H Pay Card Ltd..), unless the context clearly requires otherwise.

General Overview

The Company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment System Inc. (“PreAxia Canada”), previously H-Pay Card Ltd.   PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted revenues, we plan to spend a total of approximately $4,614,513 in implementing our business plan of development and marketing of health care processing products and services.  We would expect to generate revenues of $1,520,775 to offset our cash requirements in year one, therefore we will be required to raise a total of $3,093,738 to complete year one of our business plan for our wholly- owned subsidiary, PreAxia Canada (previously H-Pay Card). In addition, we estimate our operating expenses for the Company to total approximately $250,000.   Our working capital requirements for both the Company and PreAxia Canada for the next twelve months are follows:

Estimated Expenses
General and Administrative (the Company)	$250,000
Infrastructure (PreAxia Canada)	$2,200,000
Account Acquisition Costs (PreAxia Canada)	$435,000
Broker Fees (PreAxia Canada)	$173,813
Staff and Professional Services (PreAxia Canada)	$1,695,000
Usage (PreAxia Canada)	$110,700
Total	$4,864,513

Of this amount we expect to offset our working capital requirements by total revenues of $1,520,775.

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative: We anticipate spending approximately $250,000 on general and administration costs in the next twelve months, which will include consulting, legal and accounting fees.

2.	Infrastructure: We anticipate that we may spend up to $2,200,000 in the next twelve months in the development and acquisition of infrastructure for our processing services and products.

3.	Account Acquisition Costs: We anticipate spending approximately $435,000 as the costs of marketing and education focused on new accounts.

4.	Broker Fees: We anticipate that we may spend up to $173,813 in the next twelve months for broker fees for the introduction and commissions to gain accounts.

5.	Staff and Professional Services: We anticipate that we may spend up to $1,695,000 in the next twelve months for staff and professional services.

6.	Usage: We anticipate spending up to $110,700 from usage for each transaction processed.

Liquidity and Capital Resources

As of November 30, 2008, the Company’s cash balance is $25,077, compared to $86,574 as at May 31, 2008.  PreAxia Canada does not have any cash on hand and we will be required to raise capital to fund our operations and the operations of PreAxia Canada.  The Company’s cash on hand is currently our only source of liquidity.  The Company had a working capital deficit of $161,072 as of November 30, 2008 compared with a working capital deficit of $21,309 as of May 31, 2008.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  The Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada.   We project that we will require an estimated additional $3,343,738 over the next twelve month period to fund our operating cash shortfall.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  During the period, we raised a total of $46,505 by way of a convertible debenture.  The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Not applicable.

ITEM 4T.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 28, 2008 a majority of stockholders holding a total of 9,500,000 shares of common stock constituting 60% of the total issued and outstanding common stock of the Company voted to effect a name change of the Company from Sun World Partners Inc. to PreAxia Health Car Payment Systems Inc.

ITEM 5.  OTHER INFORMATION

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD as a convertible debenture from a stockholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible into common shares of the Company at $0.50 per share for a period of one year.

On December 11, 2008 the Nevada Secretary of State effected a name change of the Company from Sun World Partners, Inc. to PreAxia Health Care Payment Systems Inc. pursuant to a Board of Directors Resolution as of October 22, 2008 approving the name change and the approval of the majority of the stockholders on October 28, 2008.   The Company is trading under the symbol PAXH on the Over-the-Counter-Bulletin-Board as of the date of this filing.

ITEM 6.                      EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008.
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and Preaxia Health Care Payment System Inc. (formerly H-Pay Card Ltd.)	Incorporated by reference to the Exhibits filed with Form 8-K on March 5, 2008.
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Definitive Schedule 14C filed with the SEC on May 27, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of January, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas
Name: Tom Zapatinas
Title: President and Director (Principal Executive Officer)
Date:  January 20, 2009

By: /s/ Ron Lizee
Name: Ron Lizee
Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date:   January 20, 2009