Form 10-Q
period 2009-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2009-04-20
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

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

(1) Yes [X] No [ ]
(2) Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer                  [   ]                                                                                              Accelerated filer            []
Non-accelerated filer                                             []                                                           Smaller reporting Company        [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.                                            Yes [  ]  No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
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

 15,750,000 common shares outstanding as of April 1, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

PART I

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2009.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-9

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)
	February 28, 2009	May 31, 2008
	(Unaudited)
ASSETS
Current
Cash	$12,531	$86,574
Other receivable	481	-
Total current assets	13,012	86,574

Loan receivable (Note 3)	-	49,281

Total assets	$13,012	$135,855

LIABILITIES
Current
Accounts payable and accrued liabilities	$54,348	$40,353
Accounts payable – related party (Note 4)	115,082	30,000
Loan payable – related party (Note 4)	21,768	12,530
Loans payable (Note 5)	-	25,000
Convertible Debenture including accrued interest, net discount (Note 6)	34,410	-

Total liabilities	225,608	107,883

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock; $0.001 par value; 75,000,000 common shares authorized; 15,750,000 common shares issued and outstanding for February 28, 2009 and May 31, 2008	15,750	15,750
Additional paid-in capital	65,463	36,969
Accumulated other comprehensive loss	(4,666)	(395)
Deficit accumulated during the development stage	(289,143)	(24,352)

Total stockholders’ equity (deficit)	(212,596)	27,972

Total liabilities and stockholders’ equity (deficit)	$13,012	$135,855

SEE ACCOMPANYING NOTES

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the Three Month Period Ended February 28, 2009 and the period from January 28, 2008 to February 29, 2008 and the Nine Month Period Ended February 28, 2009 and the period from January 28, 2008 (Date of Inception) through February 28, 2009
(Stated in U.S. Dollars)
	For the three months ended February 28, 2009	January 28, 2008 (Date of Inception) to February 29, 2008	For the nine months ended February 28, 2009	January 28, 2008 (Date of Inception) to February 28, 2009
Expenses
Amortization of debt discount	$7,124	$-	$14,248	$14,248
Consulting fees	33,477	-	174,582	174,582
Professional fee	7,641	10,366	52,250	52,250
Office and administration	1,558	-	22,174	35,756
Research and development	-	10,595	-	10,770

Operating loss	(49,800)	(20,961)	(263,254)	(287,606)

Interest Income	-	-	616	616
Interest Expense	(1,475)	-	(2,153)	(2,153)
Net loss for the period	(51,275)	(20,961)	(264,791)	(289,143)

Other comprehensive loss:
Foreign currency translation adjustment	(248)	-	(4,271)	(4,666)

Comprehensive loss for the period	$(51,523)	$(20,961)	$(269,062)	$(293,809)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)

Weighted average number of shares outstanding	15,750,000	12,000,000	15,750,000

SEE ACCOMPANYING NOTES

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended February 28, 2009 and for the period January 28, 2008 to February 28, 2008 and for the period January 28, 2008 (Date of Inception) through February 28, 2009
(Stated in U.S. Dollars)
	February 28, 2009	January 28, 2008 (Date of Inception) to February 28, 2009	January 28, 2008 (Date of Inception) to February 28, 2009

Cash Flows From Operating Activities
Net loss for the period	$(264,791)	$(20,961)	$(289,143)
Amortization of debt discount	14,248	-	14,248
Accrued Interest	2,153	-	(2,153)
Loan and other receivable	(534)	-	(534)
Accounts payable and accrued liabilities	74,077	-	74,077
Cash flows used in operating activities	(174,847)	20,961)	(199,199)

Cash Flows from Investing Activities
Cash received from note receivable	49,281	-	49,281
Cash acquired from business combination	-	-	86,692
Cash flow provided by investing activities	49,281	-	135,973

Cash Flows from Financing Activities
Proceeds from loan payable – related party	7,662	9,201	20,139
Proceeds from loan payable – convertible debenture	46,505	-	46,505
Proceeds from sale of common stock	-	11,760	12,047
Cash flows provided by financing activities	54,167	20,961	78,691

Effect of exchange rate on cash	(2,644)	-	(2,934)

Increase (decrease) in cash during the period	(74,043)	-	7,124

Cash at beginning of period	86,574	-	-

Cash at end of period	$12,531	$-	$12,531

Supplemental disclosure:
Non-cash transactions
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and the
period from January 28, 2008 (Date of Inception) through February 28, 2009

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

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $289,143 since inception, has negative working capital of $212,596 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and the
period from January 28, 2008 (Date of Inception) through February 28, 2009

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

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and the
period from January 28, 2008 (Date of Inception) to February 28, 2009

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recently Issued Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values. The Company believes that it has correctly applied the guidance under SFAS 141 to its recent business combination.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and the
period from January 28, 2008 (Date of Inception) through February 28, 2009

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and the
period from January 28, 2008 (Date of Inception) through February 28, 2009

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $289,143 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Loan receivable

Loan receivable consists of a promissory note for the remaining debt between former wholly-owned subsidiary Tiempo de Mexico Ltd. and the Company in the amount of $49,281. The loan is for a term of one year expiring May 20, 2009 and bears interest at a rate of 5% per annum.  This loan receivable was collected during the quarter ended November 30, 2008.

Note 4 – Related Party Transactions

During the nine month period ended February 28, 2009 the Company’s president, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company for the period June 1 to February 28, 2009.  As at February 28, 2009 Accounts payable – related party includes a total of $115,082 due and payable to Mr. Zapatinas.

During the nine month period ended February 28, 2009 the Company’s president advanced $21,768 for operations of wholly-owned subsidiary Preaxia Canada which amount is included as a related party loan on the Company’s balance sheet.  The related party loan totaled $21,768 as at February 28, 2009.

Note 5 – Loans payable

Loans payable totaling $25,000 is from arm’s length third parties, bear no interest and have no specific terms of repayment.  During the quarter ended February 28, 2009, this loan payable of $25,000 was paid.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2009 and the
period from January 28, 2008 (Date of Inception) through February 28, 2009

Note 6 – Other

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the nine months ended February 28, 2009 the Company recorded amortization of loan discount in the amount of $14,248.  Unamortized discount at February 28, 2009 is $14,247, which is being amortized over the remaining six month term of the note.

Note 7 – Comparative financial statements

The comparative balance sheet for the fiscal year ended May 31, 2008 has been reclassified from statements previously presented to conform to the presentation of the February 28, 2009 consolidated balance sheet.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2008, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Health Care Payment System Inc. (formerly H Pay Card Ltd..), unless the context clearly requires otherwise.

General Overview

The Company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment System Inc. (“PreAxia Canada”).   PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted revenues, we plan to spend a total of approximately $4,614,513 in implementing our business plan of development and marketing of health care processing products and services.  We would expect to generate revenues of $1,520,775 to offset our cash requirements in year one, therefore we will be required to raise a total of $3,093,738 to complete year one of our business plan for our wholly-owned subsidiary, PreAxia Canada. In addition, we estimate our operating expenses for the Company to total approximately $250,000.   Our working capital requirements for both the Company and PreAxia Canada for the next twelve months are estimated at $3,343,738 distributed as follows:

Estimated Expenses
General and Administrative (the Company)	$250,000
Infrastructure (PreAxia Canada)	2,200,000
Account Acquisition Costs (PreAxia Canada)	435,000
Broker Fees (PreAxia Canada)	173,813
Staff and Professional Services (PreAxia Canada)	1,695,000
Usage (PreAxia Canada)	110,700
Total	4,864,513
Less estimated revenues	(1,520,775)
$3,343,738

Of this amount we expect to offset our working capital requirements by total revenues of $1,520,775.

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative: We anticipate spending approximately $250,000 on general and administration costs in the next twelve months, which will include consulting, legal and accounting fees.

2.	Infrastructure: We anticipate that we may spend up to $2,200,000 in the next twelve months in the development and acquisition of infrastructure for our processing services and products.

3.	Account Acquisition Costs: We anticipate spending approximately $435,000 as the costs of marketing and education focused on new accounts.

4.	Broker Fees: We anticipate that we may spend up to $173,813 in the next twelve months for broker fees for the introduction and commissions to gain accounts.

5.	Staff and Professional Services: We anticipate that we may spend up to $1,695,000 in the next twelve months for staff and professional services.

6.	Usage: We anticipate spending up to $110,700 from usage for each transaction processed.

Liquidity and Capital Resources

As of February 28, 2009, the Company’s cash balance is $12,531, compared to $86,574 as at May 31, 2008.  PreAxia Canada will be required to raise capital to fund our operations.  The Company’s cash on hand is currently our only source of liquidity.  The Company had a working capital deficit of $212,596 as of February 28, 2009 compared with a working capital deficit of $21,309 as of May 31, 2008.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  The Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada.   We project that we will require an estimated additional $3,343,738 over the next twelve month period to fund our operating cash shortfall.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  During the period, we raised a total of $46,505 by way of a convertible debenture.  The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas
Name: Tom Zapatinas
Title:   President and Director (Principal Executive Officer)
Date:  April 20, 2009

By: /s/ Ron Lizee
Name: Ron Lizee
Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date:   April 20, 2009