Form 10-K
period 2009-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2009-09-08
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        0000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#207, 1410 - 11th Ave. S.W., Calgary, Alberta, Canada	T3C 0M8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 850-4120

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
                                                                                                                                                                                                1. Yes     [X]       No   [   ]
                                                                                                                                                                                                2. Yes     [X]       No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     [ ]       No   [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed third fiscal quarter.

As of November 30, 2008 the aggregate market value of voting common stock held by non-affiliates of the registrant is $3,258,000.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

As of August 31, 2009, the Issuer had a total of 15,750,000 shares of common stock issued and outstanding.

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

PART I

ITEM 1.                 BUSINESS

Forward-Looking Statements

This report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

Given these uncertainties, readers of this Form 10-K and investors are cautioned not to place undue reliance on such forward-looking statements.  The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

As used in this annual report, the terms "we", "us", "our", and the "Company" means PreAxia Health Care Payment Systems Inc. and its wholly- owned subsidiary, PreAxia Health Care Payment System Inc. (formerly H Pay Card Inc.), unless the context clearly requires otherwise.

Corporate Overview

PreAxia Health Care Payment Systems Inc. (“PreAxia” or the “Company”) was incorporated in the State of Nevada on April 3, 2000.  On December 11, 2008 the Nevada Secretary of State effected a name change and the approval of the majority of the stockholders on October 28, 2008.  The Company is trading under the symbol PAXH on the Over-the-Counter-Bulletin-Board as the date of this filing.

The Company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment Systems Inc. (“PreAxia Canada”- formerly H Pay Card Inc).  PreAxia Canada prior to being acquired by PreAxia, was a private corporation incorporated pursuant to the Laws of the Province of Alberta on January 28, 2008.

General Overview

PreAxia and PreAxia Canada are both development stage companies.  PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Description of Health Spending Account (“HSA”)

A HSA can operate like a bank account; plan members start each plan year with a certain number of dollar credits in their HSA; throughout the year, those credits may be used to pay for certain medical, vision and dental expenses.  The credits can be used to top up existing group coverage by covering residual amounts on prescription drugs, eyeglasses and hearing aids or to pay for medical, vision and dental expenses that otherwise may not be covered under the group benefit plan.  Traditional health plan users pay premiums into a plan but do not see a return on money unless there is an issue with their health.  In addition, most plans are established so that monies deposited into a plan by an employee are non-transferable upon the employee’s change of employment.

Services and infrastructure provided by PreAxia will enable insurance companies, governments and corporations to replace cash and cheque payments.  The Company plans are to provide instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time.  The beneficiary will select a personal identification number (“PIN”) using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded.

PreAxia is in the process of developing a platform for processing and managing accounts and payment cards, including cardholder and customer account management, reconciliation and financial settlement, and customer reporting.

PreAxia is in the process of developing software systems for the issuing of health payment cards and financial transaction processing services that will be fully managed by a data center.  Products and services will include:

•
Payment card issuance on behalf of issuing bank partners for customer-branded credit cards and Interac payment cards.  The cards will be issued with Canadian and United States access through Interac (Canada) and STAR (United States) ATM, as well as inter-bank networks.

•
Payment processing and funds allocation on payment accounts through financial electronic data interchange, wire transfers, and the automatic clearing house (“ACH”), with a PreAxia connection to a financial institution payment gateway and the United States ACH network through a United States financial institution.

•
Enabling cardholders to select personal PIN using a PreAxia PIN selection and card activation terminal.  These functions enable the end user to be issued a PreAxia generated payment card at a customer’s office which is ready for immediate use.

•	Authorizing transactions based upon the business requirements of PreAxia customers.

•	Monitoring for unusual transaction activities, fraud and compliance violations.

•	Providing management reports to customers and payment beneficiaries.

•	Customer support center for reporting lost or stolen cards and for answering cardholder inquiries.

Distribution Methods and Marketing Strategy

PreAxia’s overall strategy is to finalize development of and market its health care payment cards and system.  Our Company will target enterprise-sized, public and private sector customers at the provincial and national levels. We will seek opportunities with lead customers and alliance partners to establish referenceable, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. Our Company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management and target product/service management as a support to financial management.

Prime targets will be organizations that make a significant number of payments to individuals by way of cheques or serve individuals with limited or no access to bank accounts.  PreAxia’s products will replace the usage of cheques for people who prefer electronic delivery of funds through a multi-functional Interac or major credit card and generate cost savings benefits and increased efficiencies for its clients.

PreAxia intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, and through market specific channel partners.  The channel strategy is supported in the solution design, as multiple channel partners will require branding and the Company’s fee charging/collection capabilities.

It is the Company’s intention to sell through multi-tiered, value-added resellers.  For example, the Health Card solution may be provided by a subcontract to a leading vendor that rebrands and adds value to the solution.  The leading vendor in turn may form part of a larger professional services systems integration engagement with the customer.  One example of this approach is that a major bank may lead on selling the Company’s solution to medical insurance companies and the health care industry under our product brand.

PreAxia has identified the following “channels” through which it will target prime end market customers:

•	Benefits managers/adjudicators, including insurance, health or outsources government benefits processors that manage benefits disbursement

•	Issuer banks, including partner banks that enable the issuance of Health Cards

•	Application providers, including software manufacturers selling into the target vertical markets

•	Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances.  These corporate relationships are key to advance our Company’s goals in 2009 and 2010 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

Competitive Business Conditions And The Issuer's Competitive Position In The Industry And Methods Of Competition

PreAxia intends to offer a combination of products and services in its solution.  However, there are other providers of components or versions of the Health Card value proposition in the marketplace.  Our Company is taking a different approach by providing a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market.  The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia’s target markets:

Canadian Market:

•
Pay Linx Financial Corporation is presently inactive, but was a company offering prepaid debit card payment solutions that integrated into the Interac and MasterCard financial networks in North America.  Pay Linx Financial Corporation was presently 27.0% owned by Royal Bank of Canada and provided services to Royal Bank of Canada for Canadian governments through QuickLinxTM, replacing cheque and voucher payments.

•
DirectCash Income Fund offers prepaid debit and credit cards and processes cash card transactions.  In addition, DirectCash Income Fund provides ATM and debit terminal transaction processing, sales and maintenance.

•
CardOne Plus Ltd. offers prepaid debit card products designed to support merchant specific programs, including card graphics and merchant account management.  These products are certified for acceptance on multiple card scheme and ATM networks.

•
HyperWALLET Systems Inc. offers a product offering “flexible debit card payment solutions” through Alterna Savings, HSBC and the Credit Union Central of British Columbia, Canada.  It also offers pre-authorized debit, credit card, EFT and bill payment services.

•
NextWave Wireless Inc. is a joint venture between Money Mart and DataWave Systems Inc., established to provide card issuance solutions including prepaid debit and credit cards.  “Nextwave Titanium” prepaid cards issued by Money Mart support loading from Money Mart transactions, such as cheque cashing, bill payment and ATM cash withdrawal.

•
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

•
Orbiscom Inc. is in an alliance with MasterCard to offer “custom use cards” that can be issued by MasterCard banks and provides for restricted authorizations (by merchant, merchant type or geography) as well as instant issuance.

•	Comdata Corporation offers “controlled spending solutions”, with enhanced authorization and “real time” transfer of funds to payees, including government program payments.

•
Affiliated Computer Services Inc. (ACS) is penetrating the U.S. government benefits card issuance marketplace through MasterCard prepaid cards that support “no fee” ATM cash withdrawals through participating ATM networks.  ACS provides these services for a range of governmental benefits programs.

•	Metavante Corporation is owned by Marshall & Ilsley Corporation and provides a wide range of payments products and services.

•
Blackhawk Network is owned by Safeway and is a provider of the “gift card mall”, which can be used at participating merchants only.  These cards are Visa, MasterCard or American Express branded and are activated at the POS.

•
InComm is expanding its prepaid card services network “Fastcard” through an arrangement with Green Dot Corporation, which is a leading network of reloadable debit cards and processes for the MasterCard “repower” POS-based load network for prepaid cards.

Intangible Properties

When negotiating its arrangements with clients, PreAxia will ensure that all rights to and ownership of its intellectual property remains with our Company.  Source codes or other proprietary knowledge will be protected through agreements entered into between PreAxia and its employees and contractors, and additional high standards of confidentiality and protection of data are set by clients and regulatory authorities within the industry.

Intellectual Property And Patent Protection

At present, PreAxia does not have any pending or registered patents or any trademarks.

Research And Development

For the year ended May 31, 2009, we have not expended any funds on research and development.   For the year ended May 31, 2008 we had expended $10,770 on Research and Development.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas. Subsequent to the May 31, 2009 year end, the Company signed a new employment agreement effective July 1, 2009 with an employee for the position of Chief Marketing and Privacy Officer.  We anticipate that we will hire additional key staff throughout 2009 in areas of Administration/Accounting, Business Development, Operations, Sales/Marketing, and Research/Development.

ITEM 1A                      RISK FACTORS

You should carefully consider the risks described below before making an investment decision.  The risks and uncertainties described below are not the only ones we face.  Any of the following risks could harm our business, financial condition or results of operations.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.  Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-K.

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

PreAxia has a limited operational history.  The Company has never paid dividends and has no present intention to pay dividends.  The Company is in the early commercialization stage of its business and therefore will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability and the need to raise additional funding.  PreAxia will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research.  PreAxia’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development.  Such risks include the evolving and unpredictable nature of the Company’s business, PreAxia’s ability to anticipate and adapt to a developing market, acceptance by consumers of our products and the ability to identify, attract and retain qualified personnel.  There can be no assurance that PreAxia will be successful in doing what is necessary to address these risks.

We will need substantial additional financing in the future to continue operations

Our ability to continue our present operations will be dependent upon our ability to obtain significant external funding.  Additional sources of funding have not been established.  We are exploring various financing alternatives.  There can be no assurance that we will be successful in securing such financing at acceptable terms, if at all.  If adequate funds are not available from the foregoing sources, or if we determine it is to otherwise be in our best interests, we may consider additional strategic financing options, including sales of assets.

We Will Require Key Personnel

The financial services technology industry involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome.  The success of PreAxia is dependent on the services of its senior management.  The experience of these individuals will be a factor contributing to the Company’s continued success and growth.  The loss of one or more of its key employees could have a material adverse effect on our operations and business prospects.  In addition, PreAxia's future success will depend in large part on its ability to attract and retain additional highly skilled technical, management, sales and marketing personnel.  There can be no assurance that the Company will be successful in attracting and retaining such personnel and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

We Have Additional Financing Requirements

In order to accelerate PreAxia's growth objectives, it will need to raise additional funds from lenders and equity markets in the future.  There can be no assurance that the Company will be able to raise additional capital on commercially reasonable terms to finance its growth objectives.  The ability of the Company to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the business performance of the Company.  There can be no assurance that PreAxia will be successful in its efforts to arrange additional financing on terms satisfactory to our Company.  If additional financing is raised by the issuance of shares of common stock of the Company, control of the Company may change and stockholders may suffer additional dilution.

We May Not Be Successful In The Protection of Intellectual Property

There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against PreAxia or that any such assertions or prosecutions will not materially adversely affect the Company's business, financial condition or results of operations.  Irrespective of the validity or the successful assertion of such claims, the Company could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on the Company's business, financial condition or results of operations.  The Company's performance and ability to compete are dependent to a significant degree on its proprietary technology.  There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable.  The laws of other countries may afford the Company little or no effective protection of its intellectual property.  The Company may in the future also rely on technology licenses from third parties.  There can be no assurance that these third party licenses will be, or will continue to be, available to the Company on commercially reasonable terms.  The loss of, or inability of the Company to maintain, any of these technology licenses could result in delays in completing its product enhancements and new developments until equivalent technology could be identified, licensed, or developed and integrated.  Any such delays would materially adversely affect PreAxia's business, results of operations and financial condition.

We Face Competition And May Not Be Able to Compete Successfully

PreAxia may not be able to compete successfully against current and future competitors, and the competitive pressures PreAxia faces could harm its business and prospects.  Broadly speaking, the market for financial services technology is competitive.  There are other providers of components or versions of the Health Card value proposition in the marketplace.  Additionally, the level of competition is likely to increase as current competitors improve their product offerings and as new participants enter the market.  Many of PreAxia’s current and potential competitors have longer operating histories, larger customer bases, greater name and brand recognition and significantly greater financial, sales, marketing, technical and other resources than PreAxia.

Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products PreAxia markets and distributes.  New technologies and the expansion of existing technologies may also increase competitive pressures on PreAxia.  Increased competition may result in reduced operating margins as well as loss of market share.  This could result in decreased usage of PreAxia's products and may have a material adverse effect on PreAxia's business, financial condition and results of operations.

We May Face Implementation Delays

Most of PreAxia's customers will be in a testing or preliminary stage of utilizing PreAxia's products and may encounter delays or other problems in the introduction of PreAxia's products.  A decision not to do so, or a delay in implementation, could result in a delay or loss of related revenue or could otherwise harm PreAxia's businesses and prospects.  PreAxia will not be able to predict when a customer that is in a testing or a preliminary use phase will adopt a broader use of PreAxia's products.

We May Get Limited Customer Feedback Respecting Products

PreAxia's revenue will depend on the number of customers who use PreAxia's products.  Accordingly, the satisfactory design of PreAxia's product is critical to PreAxia's business, and any significant product design limitations or deficiencies could harm PreAxia's business and market acceptance.  This limited feedback may not have resulted in an adequate assessment of customer requirements.  Therefore, the currently specified features and functionality of PreAxia's product may not satisfy current or future customer demands.  Furthermore, even if PreAxia identifies the feature set required by customers in PreAxia's market, it may not be able to design and implement products incorporating features in a timely and efficient manner, if at all.

We May Face a Slow Down in Developing Markets

The market for PreAxia's product is relatively new and continues to evolve.  If the market for PreAxia's product fails to develop and grow, or if PreAxia's product does not gain market acceptance, PreAxia's business and prospects will be harmed.

Our Ability To Keep Current With Technological Changes Impact On Our Ongoing Business

The financial services technology industry is susceptible to technological advances and the introduction of new products utilizing new technologies.  Further, the financial services technology industry is also subject to customer preferences and to competitive pressures which can, among other things, necessitate revisions in pricing strategies, price reductions and reduced profit margins.  The success of PreAxia will depend on its ability to secure technological superiority in its product and maintain such superiority in the face of new products.  No assurances can be given that the product of PreAxia will be commercially viable or that further modification or additional products will not be required in order to meet demands or to make changes necessitated by developments made by competitors which might render the product of PreAxia less competitive, less marketable, or even obsolete over time.  The future success of PreAxia will be influenced by its ability to continue to develop new competitive products.  There can be no assurance that research and development activities with respect to the development of new products and the improvement of its existing product will prove profitable, or that products or improvements resulting therefrom, if any, will be successfully produced and marketed.

The financial services technology industry is characterized by technological change, changes in user and customer requirements, new product introductions, new technologies, and the emergence of new industry standards and practices that could render PreAxia's technology obsolete or have a negative impact on sales margins PreAxia's product may command.  PreAxia's performance will depend, in part, on its ability to enhance its existing product, develop new proprietary technology that addresses the sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.  The development of technology entails significant technical and business risks.  There can be no assurance that PreAxia will be successful in using new technologies effectively or adapting its product to customer requirements or emerging industry standards.

We Require Strategic Alliances

PreAxia's growth and marketing strategies are based, in part, on seeking out and forming strategic alliances and working relationships, as well as the performance of such strategic alliances and working relationships.  General criteria to be used to assess potential alliances include the following: industry expertise, reputation and market position, complementary technologies or products, and nature and adequacy of resources.

We May Have Problems With Our Resolution of Product Deficiencies

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of PreAxias's products, and/or lawsuits, and would be detrimental, perhaps materially, to PreAxia's market reputation.  Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products.  Undetected errors or performance problems may be discovered in the future.  Moreover, known errors which PreAxia considers minor may be considered serious by its customers.  If PreAxia's internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, PreAxia could postpone the development and release of updates or enhancements to its current product or the release of new products.  PreAxia may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm PreAxia's business and prospects.  In addition, product defects may expose PreAxia to liability claims, for which PreAxia may not have sufficient liability insurance.  A successful suit against PreAxia could harm its business and financial condition.

We May Not Be Able to Effectively Manage Our Growth

PreAxia may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls. PreAxia's ability to manage its growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base.  The inability of PreAxia to deal with this growth could have a material adverse impact on its business, operations and prospects. PreAxia may experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for PreAxia's personnel, the hiring of additional personnel and, in general, higher levels of operating expenses.  In order to manage its current operations and any future growth effectively, PreAxia will also need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate, manage and retain its employees.  There can be no assurance that PreAxia will be able to manage such growth effectively, that its management, personnel or systems will be adequate to support PreAxia's operations or that PreAxia will be able to achieve the increased levels of revenue commensurate with the increased levels of operating expenses associated with this growth.

We Have Negative Cash Flow and Absence of Profits

PreAxia has not earned any profits to date and there is no assurance that it will earn any profits in the future, or that profitability, if achieved, will be sustained.  A significant portion of PreAxia’s financial resources will continue to be directed to the development of its products and to marketing activities.  The success of PreAxia will ultimately depend on its ability to generate revenues from its product sales, such that the business development and marketing activities may be financed by revenues from operations instead of external financing.

There is no assurance that future revenues will be sufficient to generate the required funds to continue such business development and marketing activities.

Our Directors and Officers May Face Conflicts of Interest

Certain proposed directors and officers of PreAxia may become associated with other reporting issuers or other corporations which may give rise to conflicts of interest.  Directors who have a material interest or any person who is a party to a material contract or a proposed material contract with PreAxia are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors are required to act honestly, and in good faith, with a view to the best interests of PreAxia, as the case may be.  Certain of the directors may have, either other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

PreAxia Does Not Have Key Man Insurance

PreAxia does not currently have key man insurance in place in respect of any of its senior officers or personnel.

Acquisitions, Investments and Other Strategic Transactions Could Result in Operating Difficulties, Dilution to our Investors and Other Negative Consequences

It is our current intention to engage in and evaluate a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets.  As of the date of filing of this Annual Report we have not yet identified any such strategic transactions.  Any of these strategic transactions could be material to our financial condition and results of operations.  In our search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities.  We may not be able to consummate potential acquisitions or investments, or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings.  In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures.

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

Fluctuations in Quarterly Operating Results Lead to Unpredictability of Revenue and Earnings

The timing of the release of health care payments processing products and services can cause material quarterly revenue and earnings fluctuations.  A significant portion of revenue in any quarter may be derived from sales of products and services introduced in that quarter or established in the immediately preceding quarter.  If we are unable to begin to generate sales of products and services during the scheduled quarter, our revenue and earnings will be negatively affected in that period.  Quarterly operating results also may be materially impacted by factors, including the level of market acceptance, or demand for health payment processing products and services and the level of development and/or promotion expenses for health payment processing products and services. Consequently, if net revenue in a period is below expectations, our operating results and financial position in that period are likely to be negatively affected, as has occurred in the past.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult for Investors to Resell their Shares Due to Suitability Requirements

Our common stock is currently quoted for trading on Over the Counter Bulletin Board (OTCBB) under the symbol PAXH.OB where we expect it to remain in the foreseeable future.  Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2009 fiscal year that remain unresolved.

ITEM  2.                 PROPERTIES

The Company presently leases approximately 450 square feet of shared commercial office space in Calgary, Alberta.  The term of this lease is month to month and is currently provided free of charge to the Company.

Subsequent to our fiscal year ended May 31, 2009, PreAxia signed a new one year lease agreement effective August 1, 2009 for approximately 712 square feet at $1,190 USD ($1,333 CDN @ .893) including occupancy costs plus GST.  The lease provides for an option to renew for an additional two (2) years.  The new office is located at #207, 1410 – 11th Avenue S.W. in Calgary, Alberta.

ITEM 3.                  LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is presently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “PAXH” (formerly “SUWO”).

The Company has been quoted on the over the counter bulletin board since May 3, 2007.

Following is a report of high and low bid prices for quarter ended May 31, 2008 and for each quarterly period for the year ended May 31, 2009.

Year 2008	High	Low

4th Quarter ended May 31, 2008	0.75	0.10

Year 2009	High	Low
First Quarter	0.75	0.75
Second Quarter	0.75	0.75
Third Quarter	0.21	0.10
Fourth Quarter	0.49	0.49

On July 22, 2009, the closing price for the Company’s stock was 0.49.

The information as provided above for the fiscal years ended 2008 and 2009 was provided by Yahoo.com.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

Transfer Agent

Our common shares are issued in registered form.  Holladay Stock Transfer of 2930 North 67th Place, Scottsdale, Arizona  85251, Phone: (480) 481-3940, Fax: (480) 481-3991 is the registrar and transfer agent for our common shares.

Holders of Common Stock

As of May 31, 2009, 15,750,000 common shares were issued and outstanding.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock.  Our current policy is to retain earnings, if any, for use in our operations and in the development of our business.  Our future dividend policy will be determined from time to time by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.                 SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our plan of operation for the next year ended May 31, 2010 and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.  Please see our “Note on Forward-Looking Statements” and “Risk Factors” for a list of our risk factors.

General Overview

The Company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment Systems Inc. (“PreAxia Canada”).  PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred.  With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient growth conduct, studies suggest that HSA’s in the US will grow to over $75 billion in assets and 25 million consumers by 2015.  This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services.  We intend to initially launch our products in Canada.  We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment.  We intend to provide them with services to capture this market opportunity.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans, and;

(b)	To penetrate the health payment processing market in Canada, and worldwide, by continuing to develop innovative health payment processing products and services, and;

(c)	Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets, and;

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $3,200,000 in implementing our business plan of developing and marketing of health care processing products and services.  We do not expect to generate any revenues during the year.  Therefore, we will be required to raise a total of $3,200,000 to complete our business plan.  Our working capital requirements for both the Company and PreAxia Canada for the next twelve months are estimated at $3,200,000 distributed as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	$1,500,000
Marketing and Education	$600,000
Broker Fees	$300,000
Staff and Professional Services	$500,000
Total	$3,200,000

Our estimated expenses over the next twelve months are broken down as follows:

1.
General and Administrative  We anticipate spending approximately $300,000 on General and Administration costs in the next twelve months, which will include office rent, office supplies, transfer agents, filing fees, bank service charges, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.	Research and Development We anticipate that we may spend approximately $1,500,000 in the next twelve months in the Development and Acquisition of software for our processing services and products.

3.	Marketing and Education We anticipate spending approximately $600,000 on the costs of Marketing and Promoting our Company, our products and services, and Educating the public to attract new accounts.

4.	Broker Fees We anticipate that we may spend up to $300,000 in the next twelve months for Brokerage fees for the introduction and commissions to gain accounts and raise funds.

5.
Staff and Professional Services  We anticipate that we may spend up to $500,000 in the next twelve months for Staff and Professional services, which includes wages, bonuses, stock-based compensation, consulting fees, accounting, auditing and legal fees.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

As of May 31, 2009, the Company’s cash balance is $23,593, compared to $86,574 as at May 31, 2008.  PreAxia Canada will be required to raise capital to fund our operations.  The Company’s cash on hand is currently our only source of liquidity.  The Company had a working capital deficit of $276,220 as of May 31, 2009 compared with a working capital deficit of $21,309 as of May 31, 2008.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  The Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada.   We project that we will require an estimated additional $3,176,407 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine. During the year, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture.  The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share.  We also obtained a new loan in the amount of $18,242 ($20,000 CDN).  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our financial condition as at May 31, 2009 and May 31, 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2009	May 31, 2008

Current Assets	$24,305	$86,574
Current Liabilities	300,525	107,883
Working Capital (deficit)	$(276,220)	$(21,309)

The increase in our working deficit of $254,911 was primarily due to increases in our Accounts Payables and increase in additional loans payable at the end of the year.

Cash Flows
	Year Ended May 31, 2009	Period Ended May 31, 2008

Net cash used in Operating Activities	$(165,881)	$(24,352)
Net cash provided by Investing Activities	49,281	86,692
Net cash provided by Financing Activities	53,619	24,524
Change in Cash and Cash Equivalents During the Period	$(62,981)	$86,864

Cash Used in Operating Activities

During the year ended May 31, 2009, we used net cash in operating activities in the amount of $165,881 primarily towards general and administrative expenses, as well as amortization of debt discount for $20,376, change in  receivables of $3,325, tax refund of $678 and a net change in accounts payable and accrued liabilities of $144,321.

Cash Provided by Investing Activities

During the year ended May 31, 2009, we received repayment of a loan receivable from Tiempo in the amount of $49,281.

Cash from Financing Activities

We received net cash from financing activities during the year ended May 31, 2009.  Net cash generated by financing activities is attributable to cash received from net loan advances totaling $32,114 from related parties and from the issuance of convertible notes totaling $46,505 and a payment of $25,000 for a loan payable, for net cash from financing activities totaling $53,619.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2009, which are included herein.

Our operating results for the year ended May 31, 2009 and the period from January 28, 2008 (date of inception) through May 31, 2008 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2009 and the period from January 28, 2008 (date of inception) through May 31, 2008 were as follows:
	Year Ended May 31, 2009	January 28, 2008 (Date of Inception) through May 31, 2008
Consulting Fees	$203,689	$-
Professional Fees	71,532	-
Office and Administration	34,919	13,582
Research and Development	-	10,770
Amortization of Debt Discount	20,376	-
	$(330,516)	$(24,352)

Operating expenses for the 12 months ended May 31, 2009 were $330,516, which is an increase of $306,164 compared to the previous period ended May 31, 2008.  This was mainly due to May 31, 2009 having a 12 month period compared to approximately a four (4) month period ended May 31, 2008.  Increases were from consulting fees of $203,689, professional fees increased by $71,532, office and administration increased by $21,337, amortization of debt discount increased by $20,376 and research and development decreased by $10,770.

Professional Fees

Professional fees increased by $71,532 in the year ended May 31, 2009.  Professional fees included Auditing fees, Accounting and Legal fees.

Consulting Fees

The consulting fees increased by $203,689 in the year ended May 31, 2009.  The consulting fees were comprised of $120,000 paid to our President, who was working full-time during the year and the balance of $83,689 to external consultants on projects for the Company.

Interest on Notes Payable

The interest paid on loans were $3,325 during the year ended May 31, 2009, less the interest income earned of $616 for a net reported of $2,709.

Office and Administration

Our office and administration expenses increased $21,337 in the year ended May 31, 2009 for a total of $34,919 compared to $13,582 for the period ended May 31, 2008.

Amortization of Debt Discount

The amortization of the debt discount for the year ended May 31, 2009 was $20,376, which was derived from amortization of a convertible loan for three (3) quarters at approximately $7,124 per quarter.

Going Concern

We have historically incurred losses and have incurred a loss of $357,577 from inception to May 31, 2009.  Because of these historical losses, we will require additional working capital to develop our business operations.  We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements.  To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us.  If adequate working capital is not available, we may cease operations.

These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The majority of our operations are not based in the United States, however, we report in U.S. dollars.  We have foreign based operations where transactions are denominated in foreign currencies and are subject to market risk with respect to fluctuations in the relative value of currencies.  Currently, we have operations in Canada and conduct transactions in Canadian currency.  If the U.S. dollar to the Canadian dollar rate had remained unchanged throughout fiscal year ended May 31, 2009 and May 31, 2008 the loss recorded from foreign currency transactions would have been eliminated.

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

PreAxia Health Care Payment Systems Inc.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2009 and 2008

(Stated in US Dollars)

PreAxia Health Care Payment Systems Inc.

Consolidated Financial Statements

May 31, 2009 and 2008

Child, Van Wagoner & Bradshaw, PLLC
Certified Public Accountants
5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors
PreAxia Health Care Payment Systems  Inc.

We have audited the consolidated  balance sheets of PreAxia Health Care Payment Systems Inc. (the Company) as of May 31, 2009 and 2008, and the related consolidated  statements of operations and comprehensive  loss, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2009 ,  for the period from January 28, 2008 (date of inception) through May 31, 2008, and for the period from January 28, 2008 (date of inception) through May 31, 2009.  These consolidated  financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended May 31, 2009,  for the period from January 28, 2008 (date of inception) through May 31, 2008,  and for the period from January 28, 2008 (date of inception) through May 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated  financial statements, the Company has suffered net losses since inception arising from its planned principle operations.  These factors raise substantial doubt about the Company’s ability to meet its obligations and to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1.  The consolidated  financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
September 4, 2009
Salt Lake City, Utah

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2009 and 2008
(Stated in U.S. Dollars)

	May 31, 2009	May 31, 2008

ASSETS

Current assets
Cash	$23,593	$86,574
Other receivable	712	-
Total current assets	24,305	86,574

Loan receivable (Note 5)	-	49,281

Total assets	$24,305	$135,855

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$53,410	$40,353
Accounts payable – related party (Note 6)	161,264	30,000
Loan payable – related party (Note 6)	25,898	12,530
Loans payable (Note 7)	18,242	25,000
Convertible debenture including accrued interest, net discount (Note 8)	41,711	-

Total liabilities	300,525	107,883

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock; $0.001 par value; 75,000,000 common shares authorized; 15,750,000 common shares issued and outstanding for May 31, 2009 and 2008	15,750	15,750
Additional paid-in capital	65,464	36,969
Accumulated other comprehensive income	143	(395)
Deficit accumulated during the development stage	(357,577)	(24,352)

Total stockholders’ equity (deficit)	(276,220)	27,972

Total liabilities and stockholders’ equity (deficit)	$24,305	$135,855

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the Year Ended May 31, 2009 and for the Period from January 28, 2008 (Date of Inception) through May 31, 2008 and the Period from January 28, 2008 (Date of Inception) through May 31, 2009
(Stated in U.S. Dollars)

	For the year ended May 31, 2009	January 28, 2008 (Date of Inception) through May 31, 2008	January 28, 2008 (Date of Inception) Through May 31, 2009

Expenses
Amortization of debt discount	$20,376	$-	$20,376
Consulting fees	203,689	-	203,689
Professional fee	71,532	-	71,532
Office and administration	34,919	13,582	48,501
Research and development	-	10,770	10,770

Operating loss	(330,516)	(24,352)	(354,868)

Interest Income	616	-	616
Interest Expense	(3,325)	-	(3,325)
Net loss	(333,225)	(24,352)	(357,577)

Other comprehensive income (loss):
Foreign currency translation adjustment	538	(395)	143

Comprehensive loss for the period	$(332,687)	$(24,747)	$(357,434)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding	15,750,000	12,030,242

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
for the Period from January 28, 2008 (Date of Inception) to May 31, 2009
(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total
Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements- at $0.001	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization- at $0.001	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the period	-	-	-	-	(24,352)	(24,352)
Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972
Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	$15,750	$65,464	$143	$(357,577)	$(276,220)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
 CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended May 31, 2009 and for the Period from January 28, 2008 (Date of Inception) through May 31, 2008 and for the Period from January 28, 2008 (Date of Inception) through May 31, 2009
(Stated in U.S. Dollars)

	May 31, 2009	January 28, 2008 (Date of Inception) through May 31, 2008	January 28, 2008 (Date of Inception) through May 31, 2009

Cash Flows From Operating Activities
Net loss	$(333,225)	$(24,352)	$(357,577)
Amortization of debt discount	20,376	-	20,376
Accrued interest	3,325	-	3,325
Tax refund receivable	(678)	-	(678)
Decrease (increase) in trade receivables	4,300		4,300
Increase (decrease) in accounts payable and accrued liabilities	140,021	-	140,021
Cash flows used in operating activities	(165,881)	(24,352)	(190,233)

Cash Flows from Investing Activities
Cash received from note receivable	49,281	-	49,281
Cash acquired from business combination	-	86,692	86,692
Cash flow provided by investing activities	49,281	86,692	135,973

Cash Flows from Financing Activities
Proceeds from loan payable – related party	32,114	12,477	44,591
Proceeds from loan payable – convertible debenture	46,505	-	46,505
Repayment of loan payable	(25,000)	-	(25,000)
Proceeds from sale of common stock	-	12,047	12,047
Cash flows provided by financing activities	53,619	24,524	78,143
Effect of exchange rate on cash	0	(290)	(290)
Increase (decrease) in cash during the period	(62,981)	86,574	23,593
Cash at beginning of period	86,574	-	-
Cash at end of period	$23,593	$86,574	$23,593

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$12,000	$12,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009 and 2008

Note 1- Summary of Significant Accounting Policies

This summary of significant accounting policies of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principals generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

Organization

PreAxia Health Care Payment Systems Inc. (the “Company” or “PreAxia”) was incorporated on April 3, 2000 in the State of Nevada.   On May 31, 2005 the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. (“Tiempo”) in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001.  The Company had no operations prior to the date of the aforementioned acquisition.

On May 30, 2008, the Company finalized the execution of an acquisition agreement dated April 22, 2008 (the “Acquisition Agreement”) between PreAxia, PreAxia Canada (formerly H Pay Card Inc.), Tiempo, Kimberley Coonfer (“Coonfer”), Caribbean Overseas Investments Ltd. (“Caribbean”) and the stockholders of PreAxia Canada (the “PreAxia Canada Stockholders”).  Under the terms of the Acquisition Agreement, PreAxia acquired all of the issued and outstanding shares of PreAxia Canada resulting in PreAxia Canada  becoming a direct, wholly-owned subsidiary of PreAxia.  Upon the acquisition of PreAxia Canada by PreAxia, PreAxia issued the stockholders of PreAxia Canada an aggregate of 12,000,000 shares of the common stock of PreAxia.  Pursuant to the terms of  the Acquisition Agreement all of the issued and outstanding shares of the Company’s subsidiary, Tiempo (the “Tiempo Shares”) were transferred to Coonfer and Caribbean in exchange for the  return to treasury of a total of 5,000,000 common shares of PreAxia (the “Cancellation Shares”).  The Cancellation Shares were exchanged for the Tiempo Shares and $100,000 of the intercompany debt between Tiempo and PreAxia was written off on the books of Tiempo and PreAxia, and Tiempo provided a promissory note for the remaining intercompany debt between Tiempo and PreAxia in the amount of $49,281.  As of May 30, 2008, Tiempo is no longer a subsidiary of PreAxia, PreAxia Canada is a wholly-owned subsidiary of PreAxia and PreAxia Canada Stockholders received an aggregate of 12,000,000 shares of PreAxia’s common stock representing 78.7% of the issued and outstanding shares of the Company. Tom Zapatinas, an Officer and Director of PreAxia Health Care Payment Systems Inc., is also an Officer and Director of PreAxia Canada.  He disclosed such information and interest in this transaction to the Board of Directors prior to the conclusion of this transaction.

As a result, the consolidated results of operations presented at May 31, 2009 are those of the Company and PreAxia Canada. PreAxia Canada was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008.  Since inception of PreAxia Canada, its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 1- Summary of Significant Accounting Policies – Continued

Nature and Continuance of Operations (Continued)

The primary operations of the Company are presently undertaken by PreAxia Canada.  PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $357,577 since inception, has negative working capital of $276,220 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

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

At May 31, 2009, the Company has net operating loss carry forwards totaling approximately $357,500 (2008 - $24,352). The carry forwards begin to expire as of the current fiscal year. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 1- Summary of Significant Accounting Policies – Cont’d

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

New Accounting Standards

Recently Issued Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 1- Summary of Significant Accounting Policies – Continued

New Accounting Standards (Continued)

Recently Issued Accounting Pronouncements (Continued)

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2009 or 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $357,577 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 2 – Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and have been retroactively restated to include the historical operations of PreAxia Canada, due to an exchange of equity interests consummated on May 30, 2008.  For accounting purposes, the exchange was treated as a reverse acquisition.  The audited consolidated financial information is not necessarily indicative of the actual results of operations or the financial position which may be attained in the future.  All necessary inter-company transactions and balances have been eliminated in consolidation, and all necessary adjustments have been made to present the consolidated financial statements in accordance with US GAAP.  The accompanying consolidated financial statements include the accounts of the Company after the disposition of Tiempo on May 30, 2008, and with the operations of PreAxia Canada since its inception.  PreAxia Canada is the Company’s only subsidiary at May 31, 2009.

Note 3 – Business Combination

On May 30, 2008, PreAxia finalized the execution of an acquisition agreement dated April 22, 2008 (the “Acquisition Agreement”) between PreAxia, PreAxia Canada, Tiempo, Kimberley Coonfer (“Coonfer”), Caribbean Overseas Investments Ltd. (“Caribbean”) and the stockholders of PreAxia Canada  (the “PreAxia Canada Stockholders”).  Under the terms of the Acquisition Agreement, we acquired all of the issued and outstanding shares of PreAxia Canada resulting in PreAxia Canada becoming a direct, wholly-owned subsidiary of PreAxia.  Upon the acquisition of PreAxia Canada by PreAxia, we issued the stockholders of PreAxia Canada  an aggregate of 12,000,000 shares of the common stock of PreAxia.

Pursuant to the terms of  the Acquisition Agreement all of the issued and outstanding shares of our subsidiary, Tiempo (the “Tiempo Shares”) were transferred to Coonfer and Caribbean in exchange for the  return to treasury of a total of 5,000,000 common shares of PreAxia (the “Cancellation Shares”).  The Cancellation Shares were exchanged for the Tiempo Shares and $100,000 of the intercompany debt between Tiempo and PreAxia was written off on the books of Tiempo and PreAxia, and Tiempo provided a promissory note for the remaining intercompany debt between Tiempo and PreAxia in the amount of $49,281.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 3 – Business Combination (Continued)

Tiempo is no longer a subsidiary of PreAxia and PreAxia Canada is a wholly-owned subsidiary of PreAxia and PreAxia Canada Stockholders received an aggregate of 12,000,000 shares of PreAxia’s common stock representing 78.7% of the issued and outstanding shares of the Company.

As a result of this transaction, the stockholders of PreAxia Canada acquired control of the Company and consequently PreAxia Canada is deemed to be the acquirer.  The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition and the consolidated financial statements are a continuation of the operations of PreAxia Canada and not the Company.  The operations of the Company are included in the consolidated statement of loss from May 30, 2008, the effective date of the acquisition.

The net monetary assets acquired from the Company are as follows:

Total assets	$135,974
Total liabilities	(95,255)
Net monetary assets	$40,719
Consideration:
12,000,000 common shares of the Company	$40,719

This transaction is considered to be a capital transaction, that is, the transaction is equivalent to the issuance of common shares by PreAxia Canada for the net monetary assets of the Company, accompanied by a recapitalization.

The consolidated statements of operations and cash flows for the year ended May 31, 2008 do not include the results of operations or cash flows of the Company for the period June 1, 2007 to May 30, 2008, the date of the reverse acquisition transaction.  These results were as follows:

Statement of Operations:
Expenses
Office and administration	$5,484
Consulting fees	72,100
Professional fees	30,824
108,408

Loss before discontinued operations	$(108,408)
Gain from discontinued operations	14,207
Net (loss)	(94,201)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 3 – Business Combination (Continued)

Statement of Cash Flows:
Cash Flows from Operating Activities
Net loss for the period	$(108,408)
Changes in non-cash working capital items:
Accounts payable	59,745
Cash flows used by operating activities	(48,663)

Cash Flows from Investing Activities
Loan	(188)
Cash flows from Investing activities	(188)

Foreign currency translation adjustment	2,495

Decrease in cash during the period	(46,356)
Cash, beginning of the period	133,048

Cash, end of the period	86,692

Note 4 – Discontinued Operation

The Company has accounted for the operations of its subsidiary Tiempo as discontinued operations. The net assets as of May 30, 2008 of Tiempo were eliminated from consolidation in the Company’s balance sheet.  Details of operations of Tiempo prior to the date it ceased to be a subsidiary are included below:
	From June 1, 2007 to May 30, 2008	Fiscal Year End May 31, 2007
Revenue
Sales (net of returns)	$239,226	$253,076
Cost of goods sold	$95,090	$110,372
	$144,136	$142,704

Expenses
Depreciation and amortization	$248	$186
Administrative expense	$86,922	$70,499
Professional fees	$2,781	$3,248
Salaries and wages	$38,948	$50,113
Interest expense	$1,029	$8,764
	$129,928	$132,810

Net Income	$14,208	$9,894

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008

Note 5 – Loan receivable

Loan receivable consists of a promissory note for the remaining debt between the former wholly-owned subsidiary Tiempo de Mexico Ltd. and the Company in the amount of $49,281. The loan is for a term of one year expiring May 20, 2009 and bears interest at a rate of 5% per annum.   This loan receivable was collected during the quarter ended November 30, 2008.

Note 6 – Related Party Transactions

During the year ended May 31, 2009 the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the twelve (12) month period June 1, 2008 to May 31, 2009.  As at May 31, 2009 accounts payable – related party includes a total of $142,855 (2008 - $30,000) due and payable to Mr. Zapatinas.

During the year ended May 31, 2009 Lizée Gauthier Certified General Accountants, which our CFO, Ron Lizée, is the sole proprietor, invoiced $18,409 for accounting services rendered to the Company for twelve (12) month period ended May 31, 2009.  As at May 31, 2009, accounts payable related party includes a total of $18,409 (2008 – nil) due and payable to the firm.

During the year ended May 31, 2009 the Company’s president advanced $13,268 for operations of wholly-owned subsidiary PreAxia Canada which amount is included as a related party loan on the Company’s balance sheet.  The related party loan totaled $25,898 as at May 31, 2009 (2008 - $12,530).

Note 7 – Loans payable

Loans payable totaling $25,000 are from arm’s length third parties, bear no interest and have no specific terms of repayment.  During the year ended May 31, 2009, this loan payable of $25,000 was paid.

On May 29, 2009 the Company received $18,242 ($20,000 CDN) from an arm’s length third party, the loan bears no interest and has no specific date of repayment.

Note 8 – Other

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.  The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the year ended May 31, 2009 the Company recorded amortization of loan discount in the amount of $20,376.  Unamortized discount at May 31, 2009 is $8,119 which is being amortized over the remaining three month term of the note.

Note 9 – Comparative financial statements

The comparative balance sheet for the fiscal year ended May 31, 2008 has been reclassified from statements previously presented to conform to the presentation of the May 31, 2009 consolidated balance sheet.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)
May 31, 2009 and 2008
Note 10 – Subsequent Events

i)      Employment Agreement

On July 1, 2009, subsequent to the May 31, 2009 year end, the Company signed an Employment Agreement for a Chief Marketing and Privacy Officer at $100,000 base salary plus various incentives such as bonus, share options, shares for services, health benefits and vacation pay.

ii)      Lease for Office Space

On August 1, 2009, subsequent to the May 31, 2009 year end, the Company signed a one (1) year lease agreement effective August 1, 2009 for approximately 712 sq. ft. at $1,190 ($1,333 CDN) including occupancy costs plus GST.  The lease provides for an option to renew for an additional two (2) years.  The office is located at #207, 1410-11th Avenue S.W., Calgary, AB.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of May 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable

PART III

ITEM 10.                DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held by each such person:

			Served as a
			Director and/or
Name	Age	Position with the Company	Officer Since
Tom Zapatinas	54	President, Chief Executive Officer, Secretary & Director	Director since January 9, 2007 Officer since January 25, 2008

Ron Lizee	51	Chief Financial Officer & Director	Director and Officer since January 25, 2008

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

 Ron Lizee, Treasurer, Chief Financial Officer and Member of the Board of Directors

On January 25, 2008, PreAxia Health Care Payment Systems Inc. appointed Mr. Ron Lizee as a member of its Board of Directors.  Mr. Lizee was also named as Chief Financial Officer of the Company.

Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982.  Mr. Lizée has over 25 years experience in the fields of Taxation, Accounting and Auditing.  He graduated from the University of Saskatchewan, Canada in 1981 with a B. Comm., majoring in Accounting and gained his Certified General Accountant (CGA) diploma in 1987, and Certified Financial Planner (CFP) certificate in 1993.  Mr. Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999.  He is also a Director and CFO of Acrongenomics, Inc. a OTCBB public company, which he has served since June of 2004.  He is the former owner and Chief Executive Officer of a franchise chain which operated in several Canadian provinces.  Mr. Lizée is also the CEO and President of Gemstar Capital Properties Inc., a private corporation, which is involved in Land Development Projects.

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

ITEM 11.                EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued to PreAxia’s named executive officers, as that term is defined in Item 402(a)(3) of Regulation S-K, and to our directors, during the fiscal years ended May 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tom Zapatinas, President & CEO Director	2009 2008	$120,000 $30,000	Nil	Nil	Nil	Nil	Nil	Nil	$120,000 $30,000
Kimberley Coonfer, President & CEO (1) Director	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Lizée, P CFO & Director	2009 2008	$18,409 Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$18,409 Nil

Notes
(1)
Kimberley Coonfer resigned from her positions as officer on January 25, 2008 and did not stand for re-election as director of our Company at the Annual General Meeting of the Shareholders held on June 16, 2008.

(2)
Ron Lizée is not on a salary.  During the fiscal year ended May 31, 2009, a total of $18,409 in fees were billed to the Company by Lizée Gauthier Certified General Accountants of which the Company’s CFO, Mr. Ron Lizée, is the sole proprietor.  These fees were invoiced at the same billable rate as other clients of the firm and remain payable as at May 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year end May 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Kimberley Coonfer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Greg Coonfer	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Shawn Thorburn	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Tom Zapatinas	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Lizée	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

As of the end of the fiscal year 2009, we had no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to any officers, directors, consultants or employees of our company during the fiscal year ended May 31, 2009.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at May 31, 2009.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2009.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors.  Historically, executive compensation consists of salary only.  Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our Company.

EQUITY COMPENSATION PLAN INFORMATION AS AT MAY 31, 2009

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

Except as disclosed below and including the acquisition of PreAxia Canada, which is described in this filing, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or 1% of the average our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

On May 31, 2005, we entered into a share exchange agreement with Tiempo de Mexico Ltd. (“referred to in this report as “Tiempo”) a company incorporated pursuant to the laws of the Province of Alberta, Canada, with operations in Calgary, Alberta, Canada.  Tiempo was a company with common directors and officers with PreAxia.  We issued a total of 3,750,000 shares at a deemed price of $0.001 per common share to Kimberley Coonfer who was a related party at the time of the transaction.

Board Meetings and Committees

Our board of directors held no formal meetings during the twelve (12) month period ended May 31, 2009.  All proceedings of the board of directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors.  Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the by-laws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.  The board of directors acted by unanimous written consent resolution three (3) times during the twelve (12) month period ended May 31, 2009.

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

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

OWNERSHIP OF PREAXIA COMMON STOCK BY DIRECTORS AND EXECUTIVE OFFICERS

The following table shows, as of May 31, 2009, the shares of PreAxia Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Tom Zapatinas 3212 – 14 Avenue SW Calgary, Alberta T3C 0X3 President, Secretary and Director	9,000,000 common shares held directly	57.14%
Common	Ron Lizee(2) #202, 3550 Taylor Street East Saskatoon, Saskatchewan S7H 5H9 Chief Financial Officer and Directors	100,000 common shares held indirectly	0.63%
Common	All Officers and Directors as a group	9,100,000 Common shares	57.77%
Notes
(1)	Based upon 15,750,000 issued and outstanding shares of common stock as of May 31, 2009.
(2)	These shares are held by Mr. Lizée’s wife, Johanne Lizée. Mr. Lizée disclaims any voting power or beneficial ownership.

OWNERSHIP OF PREAXIA COMMON STOCK BY 5% STOCKHOLDERS

The following table sets forth information, as of May 31, 2009, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Tom Zapatinas 3212 – 14 Avenue SW Calgary, Alberta T3C 0X3 President, Secretary and Director	9,000,000 common shares held directly	57.14%%
Common	Spyros Tsoukalis Grammatikou Mesologiou Aitoloakarnanias Greece T.K. 30015	825,000 common shares held directly	5.24%
Common	Elias Tsoukalis Grammatikou Mesologiou Aitoloakarnanias Greece T.K. 30015	813,033 common shares held directly	5.16%

Notes
	(1)	Based upon 15,750,000 issued and outstanding shares of common stock as of May 31, 2009.

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

1.
For the fiscal year ended 2009, a total of $18,409 in fees was billed to our Company by Lizée Gauthier Certified General Accountants, of which our Company’s Chief Financial Officer, Mr. Lizée, is the proprietor.  These fees were invoiced at the same billable rate as other clients of the firm.  As at May 31, 2009, the total amount remained unpaid.

2.
During the fiscal year ended May 31, 2009, the Company was billed $120,000 by our President, for consulting services.  In addition, the Company also incurred consulting fees to the President of $30,000 for the four (4) month period ended May 31, 2008.  As at May 31, 2009, the balance of $144,855 remained unpaid.

Employment Contracts

Other than as described below, we are not party to any employment contracts with our directors and officers:

Effective July 1, 2009, the Company signed an employment agreement for the position of chief marketing and privacy officer.  The agreement is for a base salary and includes shares for service, bonus and stock option plan and a health spending account.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended May 31, 2009 and May 31, 2008:

Services	2009	2008
Audit fees	12,000	15,500
Audit related fees	6,000	3,125
Tax fees	0	0
Total fees	18,000	18,625

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

(c)  Exhibits

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and H Pay Card Inc.	Incorporated by reference to the Exhibits filed with Form 8K on March 5, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 15.                EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008.
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and PreAxia Health Care Payment Systems Inc. (formerly H-Pay Card Ltd.)	Incorporated by reference to the Exhibits filed with Form 8-K on March 5, 2008.
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Definitive Schedule 14C filed with the SEC on May 27, 2008
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of September 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas
Name: Tom Zapatinas
Title: President and Director (Principal Executive Officer)
Date:  September 8, 2009

By: /s/ Ron Lizée
Name: Ron Lizée
Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date:   September 8, 2009