Form 10-Q
period 2009-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2009-10-15
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ______________

Commission File Number:  0000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#207, 1410 – 11th Avenue S.W., Calgary, Alberta	T3C OM8
(Address of principal executive offices)	(Zip Code)

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

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ] No [X]

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

 15,750,000 common shares outstanding as of October 1, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

i

PART I

ITEM 1.     FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010.  For further information refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May 31, 2009.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Cash Flows	F-3

Unaudited Consolidated Statement of Stockholders’ Equity (Deficiency)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-9

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2009 and May 31, 2009
(Stated in US Dollars)

		August 31,	May 31,
		2009	2009
		(Unaudited)

ASSETS

Current assets
Cash		$16,664	$23,593
Other receivables		-	712
Prepaid expense		1,205	-

Total current assets		$17,869	$24,305

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities		$55,870	$53,410
Accounts payable – related party (Note 3)		220,154	161,264
Loan payable – related party (Note 3)		25,206	25,898
Loans payable		60,713	18,242
Convertible debenture including accrued interest, net of discount (Note 4)		50,066	41,711

Total current liabilities		412,009	300,525

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock, $0.001 par value
75,000,000	common shares authorized
15,750,000	common shares issued and outstanding for Aug. 31, 2009 and May 31, 2009	15,750	15,750
Additional paid-in capital		65,464	65,464
Accumulated other comprehensive income (loss)		(906)	143
Deficit accumulated during the development stage		(474,448)	(357,577)

Total stockholders’ equity (deficit)		(394,140)	(276,220)

Total liabilities and stockholders’ equity (deficit)		$17,869	$24,305

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended August 31, 2009 and 2008 and
for the period from January 28, 2008 (Date of Inception) to August 31, 2009
(Stated in US Dollars)
(Unaudited)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2009	2008	2009

Expenses
Amortization of debt discount	$7,182	$-	$27,558
Consulting fees	43,075	-	246,764
Professional fees	26,080	23,717	97,612
Office and administration	20,391	77,760	68,892
Research and development	-	-	10,770
Wages and benefits	16,346	-	16,346
Rent	1,850	-	1,850

Operating loss	(114,924)	(101,477)	(469,792)
Interest income	-	616	616
Interest expense	(1,947)	-	(5,272)

Net loss	(116,871)	(100,861)	(474,448)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,049)	(1,687)	(906)

Comprehensive loss for the period	$(117,920)	$(102,548)	$(475,354)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	15,750,000	15,750,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three months ended August 31, 2009 and 2008 and
for the period January 28, 2008 (Date of Inception) to August 31, 2009
(Stated in US Dollars)
(Unaudited)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(116,871)	$(100,861)	$(474,448)
Amortization of debt discount	7,182	-	27,558
Accrued interest	1,173	(616)	4,498
Tax refund receivable	-	-	(678)
Decrease (increase) in trade receivables	703	(510)	5,003
Decrease (increase) in prepaid expenses	(1,205)		(1,205)
Increase in accounts payable and accrued liabilities	61,350	29,429	201,371

Cash flows used in operating activities	(47,668)	(72,558)	(237,901)

Cash Flows from Investing Activity
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692
Cash flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Repayment of loan payable – related party	(703)	4,696	43,888
Proceeds from loan payable	42,471		42,471
Proceeds from loan payable – convertible debenture	-	-	46,505
Repayment of loan payable	-	-	(25,000)
Proceeds from sale of common stock	-	-	12,047

Cash flows provided by financing activities	41,768	4,696	119,911
Effect of exchange rate on cash	(1,029)	(2,724)	(1,319)
Increase (decrease) in cash during the period	(6,929)	(70,586)	16,664

Cash, beginning of period	23,593	86,574	-

Cash, end of period	$16,664	$15,988	$16,664

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIENCY)
from the period August 17, 1999 (Date of Inception) to August 31, 2009
(Stated in US Dollars)
(Unaudited)

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share
exchange agreements - at $0.001	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization - at $0.001	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the year	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972
Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	$15,750	$65,464	$143	$(357,577)	(276,220)

Foreign currency translation adjustment	-	-	-	(1,049)	-	(1,049)
Net loss for the period	-	-	-	-	(116,871)	(116,871)

Balance, August 31, 2009	15,750,000	$15,750	$65,464	$(906)	$(474,448)	(394,140)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended August 31, 2009 and the
period from January 28, 2008 (Date of Inception) through August 31, 2009

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2009.

The interim financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of the Company and wholly-owned subsidiary Preaxia Health Care Payment System Inc. (“Preaxia Canada”)(formerly H-Pay Card Ltd.) These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

Note 2 – Summary of significant accounting policies

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company will eventually be undertaken by Preaxia Canada.  Preaxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $474,448 since inception, has negative working capital of $394,140 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended August 31, 2009 and the
period from January 28, 2008 (Date of Inception) through August 31, 2009

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended August 31, 2009 and the
period from January 28, 2008 (Date of Inception) through August 31, 2009

Note 2 – Summary of significant accounting policies (Continued)

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, Accounting for Stock Issued to Employees, and provide the disclosure required under SFAS No. 123, “Accounting for Stock-based Compensation, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, an amendment of SFAS Statement No. 123.”

New Accounting Standards

Recently Issued Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.   The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46 (R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended August 31, 2009 and the
period from January 28, 2008 (Date of Inception) through August 31, 2009

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recently Issued Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DRIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (An amendment to SFAS No. 133).  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities.  The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141 (R)).  FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142.  The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008.  In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions.  The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”).  EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the assets but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets.  EITF 08-7 is effective as of January 1, 2009.  The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended August 31, 2009 and the
period from January 28, 2008 (Date of Inception) through August 31, 2009

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $474,448 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

During the three month period ended August 31, 2009 the Company’s president, Tom Zapatinas, invoiced $30,000 for management services rendered to the Company for the period June 1 to August 31, 2009.  As at August 31, 2009 Accounts payable – related party includes a total of $184,533 due and payable to Mr. Zapatinas.

During the three month period ended August 31, 2009 the Company’s president received payment of $703 for operating expenses of the wholly-owned subsidiary Preaxia Canada which amount is included as a related party loan payable on the Company’s balance sheet.  The related party loan totaled $25,206 as at August 31, 2009.

During the three month period ended August 31, 2009, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $17,211 for accounting services rendered.  As at August 31, 2009 Accounts payable – related party includes a total of $35,621 due and payable to Mr. Lizée.

Note 4 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the three months ended August 31, 2009 the Company recorded amortization of loan discount in the amount of $7,182.  Unamortized discount at August 31, 2009 is $937, which is being amortized over the remaining one month term of the note.

Note 5 – Comparative financial statements

The comparative balance sheet for the fiscal year ended May 31, 2009 has been reclassified from statements previously presented to conform to the presentation of the August 31, 2009 consolidated balance sheet.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2009, together with notes thereto.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Health Care Payment System Inc. (formerly H Pay Card Ltd..), unless the context clearly requires otherwise.

General Overview

The Company plans to eventually undertake all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment System Inc. (“PreAxia Canada”).   PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,840,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $1,840,000 to complete the year.   Our working capital requirements for both the Company and PreAxia Canada for the next twelve months are estimated at $1,840,000 as follows:

Estimated Expenses
General and Administrative	$400,000
Research and Development	600,000
Marketing and Education	600,000
Staff and Professional Services	240,000
Total	$1,840,000

Our estimated expenses over the next twelve months are broken down as follows:

1.
General and Administrative: We anticipate spending approximately $400,000 on general and administration costs in the next twelve months, which will include office rent, office supplies, transfer agents, filing fees, bank service charges, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.	Research and Development: We anticipate that we may spend approximately $600,000 in the next twelve months in the development and acquisition of software for our processing services and products.

3.	Marketing and Education: We anticipate spending approximately $600,000 as the costs of marketing and promoting our Company, our products and services, and educating the public to attract new accounts.

4.	Professional Services: We anticipate that we may spend up to $240,000 in the next twelve months for professional services, which includes, accounting, auditing and legal fees.

Liquidity and Capital Resources

As of August 31, 2009, the Company’s cash balance is $16,664, compared to $23,593 as at May 31, 2009.  Our Company will be required to raise capital to fund our operations.  The Company’s cash on hand is currently our only source of liquidity.  The Company had a working capital deficit of $394,140 as of August 31, 2009 compared with a working capital deficit of $276,220 as of May 31, 2009.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  The Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with the Company.   We project that we will require an estimated additional $1,840,000 over the next twelve month period to fund our operating cash shortfall.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  During the year ended May 31, 2009, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture.  The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share.  During the quarter ended August 31, 2009, we obtained additional loans in the amount of $42,471.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at August 31, 2009 compared to May 31, 2009 are summarized as follows:

Working Capital

	August 31, 2009	May 31, 2009

Current Assets	$17,869	$24,305
Current Liabilities	412,009	300,525
Working Capital (deficit)	$(394,140)	$(276,220)

The increase in our working deficit of $117,920 was primarily due to increases in our Accounts Payables to related parties and loans payable.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2009.

Our operating results for the three months ended August 31, 2009 compared to the three months ended August 31, 2008 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the 3 months ended August 31, 2009 was $116,871 compared to $100,861 for the three months ended August 31, 2008. The increase in loss of $16,010 for the three months ending August 31, 2009 is due to increases in expenses of $7,182 for amortization of debt discount, $43,075 for consulting fees, $2,363 for professional fees, $16,346 for wages and benefits, $1,850 for rent, $2,563 for interest expenses and a decrease in the amount $57,369 to office and administration.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of October, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas
Name: Tom Zapatinas
Title:   President and Director (Principal Executive Officer)
Date:  October 15, 2009

By: /s/ Ron Lizee
Name: Ron Lizee
Title:   Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date:   October 15, 2009