Form 10-Q
period 2009-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2010-01-19
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November  30, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission File Number:  0000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#207-1410-11th Avenue S.W., Calgary, Alberta	T3C 0M8
(Address of principal executive offices)	(Zip Code)

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
(1) Yes [ ] No [ ]

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

(1) Yes [ ] No [X]

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

15,750,000 common shares outstanding as of January 12, 2010

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended May31, 2009.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Statements of Cash Flows	F-3

Notes to Unaudited Consolidated Financial Statements	F-4 to F-7

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC. (A Development Stage Company) UNAUDITED CONSOLIDATED BALANCE SHEETS November 30, 2009 and May 31, 2009
	November 30, 2009 (Unaudited)	May 31, 2009

Current assets
Cash	$25,753	$23,593
Other receivables	-	712
Rent deposit	1,205	-
Total current assets	$26,958	$24,305

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$84,991	$53,410
Accounts payable – related party (Note 3)	270,253	161,264
Loan payable – related party (Note 3)	25,207	25,898
Loans payable	134,758	18,242
Convertible debenture including accrued interest, net of discount (Note 4)	51,155	$41,711
Total current liabilities	$566,364	300,525

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital stock, $0.001 per value
75,000,000 shares authorized 15,750,000 shares issued and outstanding on November 30, 2009 and May 31, 2009.	15,750	15,750
Additional paid-in capital	65,464	65,464
Accumulated other comprehensive income (loss)	(1,276)	143
Total stockholders' equity (deficit)	(539,406)	(276,220)
Total Liabilities and Stockholders' Equity (Deficit)	$26,958	$24,305

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Operations and Comprehensive Loss
For the three and six month periods ended November 30, 2009 and 2008 and for the period from January 28, 2008 (Date of Inception) to November 30, 2009

	For the three months ended November 30,		For the six months ended November 30,		January 28, 2008 (Date of Inception) to November 30, 2009
	2009	2008	2009	2008
Revenues	$-	$-	$-	$-	$-

Expenses
Amortization of debt discount	937	7,124	8,119	7,124	28,495
Consulting fees	70,188	75,213	113,263	141,105	316,952
Professional Fees	17,141	20,892	43,221	44,609	114,753
Office and administration	26,571	9,426	49,962	21,294	95,463
Research and development	-	-	-	-	10,770
Wages and benefits	25,028	-	41,374	-	41,374
Rent	3,879	-	5,729	-	5,729
Operating Loss	(143,744)	(112,655)	(258,668)	(214,132)	(613,536)
Interest income	-	-	-	616	616
Interest expense	(1,152)	-	(3,099)	-	(6,424)

Net loss	(144,896)	(112,655)	(261,767)	(213,516)	(619,344)
Other comprehensive income (loss):
Foreign currency translation adjustment	(370)	(2,336)	(1,419)	(4,023)	(1,276)

Comprehensive loss for the period	$(145,266)	$(114,991)	$(263,196)	$(217,539)	$(620,620)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted Average number of shares outstanding	15,750,000	15,750,000	15,750,000	15,750,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
Unaudited Consolidated Statements of Cash Flows
For the three and six month periods ended November 30, 2009 and 2008 and for the period from January 28, 2008 (Date of Inception) to November 30, 2009

	For the six months ended November 30,		January 28, 2008 (Date of Inception) to November 30, 2009
	2009	2008

Cash flows from operating activities:
Net loss	$(271,767)	$(213,516)	$(619,344)
Amortization of debt discount	8,119	7,124	28,495
Accrued interest	1,325	677	4,650
Tax refund receivable	-	-	(678)
Decrease (increase) in trade receivables	703	(507)	5,003
Decrease (increase in prepaid expenses	(1,205)	-	(1,205)
Increase in accounts payable – related party	108,989	56,360	165,349
Increase in accounts payable and accrued liabilities	31,581	38,160	115,242
Cash flows used in operating activities	(112,255)	(111,702)	(302,488)

Cash Flows from Investing Activity
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692
Cash Flows Provided By Investing Activities	-	-	135,973

Cash Flows from Financing Activities
Proceeds from (repayment of) loan payable – related party	(703)	7,663	43,888
Proceeds from loan payable	116,516	-	116,516
Proceeds from loan payable –convertible debenture	-	46,505	46,505
Repayment of loan payable	-	-	(25,000)
Proceeds from sale of common stock	-	-	12,047
Cash flows provided by financing activities	115,813	54,168	193,956
Effect of exchange rate on cash	(1,398)	(3,963)	(1,688)

Cash, beginning of period	23,593	86,574	-
Cash, end of period	$25,753	$25,077	$25,753

Supplemental disclosure:
Non-cash transactions:			-
Common stock issued for acquisition of subsidiary			$12,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2009 and the
period from January 28, 2008 (Date of Inception) through November 30, 2009

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2009.

The interim consolidated financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of the Company and wholly-owned subsidiary Preaxia Health Care Payment System Inc. (“Preaxia Canada”)(formerly H-Pay Card Ltd.) These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited.  In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2009, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature.  Interim results are not necessarily indicative of results of operations for the full year.

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

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $619,344 since inception, has negative working capital of $539,406 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2009 and the
period from January 28, 2008 (Date of Inception) through November 30, 2009

Note 2 – Summary of significant accounting policies (continued)

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2009 and the
period from January 28, 2008 (Date of Inception) through November 30, 2009

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

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 (A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended November 30, 2009 and the
period from January 28, 2008 (Date of Inception) through November 30, 2009

Note 2 – Summary of significant accounting policies (Continued)

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $619,344 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private cumulative net losses placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the six month period ended November 30, 2009 the Company’s president, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company for the period June 1 to November 30, 2009.  As at November 30, 2009 Accounts payable – related party includes a total of $221,099 due and payable to Mr. Zapatinas.

During the six month period ended November 30, 2009, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $30,744 for accounting services rendered.  As at November 30, 2009 Accounts payable – related party includes a total of $49,154 due and payable to Mr. Lizée.

Loan Payable

During the six month period ended November 30, 2009 the Company’s president received payment of $703 for operating expenses of the wholly-owned subsidiary Preaxia Canada which amount is included as a related party loan payable on the Company’s balance sheet.  The related party loan totaled $25,207 as at November 30, 2009.

Note 4 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture is for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the six months ended November 30, 2009 the Company recorded amortization of loan discount in the amount of $8,119.  The discount has been fully amortized as at November 30, 2009.  The Company is in discussion with the lender regarding possible conversion of note to shares or the renewal of  the note for a further year.

Note 5 – Comparative financial statements

The comparative balance sheet for the fiscal year ended May 31, 2009 has been reclassified from statements previously presented to conform to the presentation of the November 30, 2009 consolidated balance sheet.

Note 6 – Subsequent Events

Subsequent to November 30, 2009, the Company received $50,000 in loan advances.  The loans are non-interest bearing and have a term of one year from the date of issuance.

The Company has evaluated subsequent events from the balance date through January 11, 2009, and determined that there are no other items that require disclosure.

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

General Overview

The Company was incorporated on April 3, 2000 in the State of Nevada as SunWorld Partners Inc.  On May 30, 2008, the Company finalized the execution of an acquisition agreement between the Company and various parties whereby PreAxia Health Care Payment System Inc. (formerly H Pay Card Inc.)(“PreAxia Canada”) became a direct, wholly-owned subsidiary of the Company.

 On December 11, 2008 the Company changed its name to PreAxia Health Care Payment Systems Inc.

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

Plan of Operation

Over the next twelve months, we plan to:

(a)  Raise additional capital to execute our business plan;

(b)  Penetrate the health care processing market in Canada, and worldwide, by continuing to develop innovative health care processing products and services;

(c)  Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets;

(d)  Fill the positions of senior management sales, administrative and engineering.

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

Estimated Expenses:	$
General and administrative		400,000
Research and development		600,000
Marketing and education		600,000
Staff and Professional Services		240,000
Total		$1,840,000

Our estimated expenses over the next twelve months are broken down as follows:

1.
General and Administrative: We anticipate spending approximately $400,000 on general and administration costs in the next twelve months, which will include staff wages, office rent, office supplies, transfer agents, filing fees, bank service charges, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.
Research and Development:  We anticipate that we may spend approximately $600,000 in the next twelve months on consulting fees for programmers and  in the development and acquisition of software for our processing services and products.

3.	Marketing and Education: We anticipate spending approximately $600,000 as the costs of marketing and promoting our Company, our products and services, and educating the public to attract new accounts.

4.	Professional Services: We anticipate that we may spend up to $240,000 in the next twelve months for professional services, which includes, accounting, auditing and legal fees.

Liquidity and Capital Resources

As of November 30, 2009, the Company’s cash balance is $25,753, compared to $23,593 as at May 31, 2009.  Our Company will be required to raise capital to fund our operations.  The Company’s cash on hand is currently our only source of liquidity.  The Company had a working capital deficit of $539,406 as of November 30, 2009 compared with a working capital deficit of $276,220 as of May 31, 2009.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  The Company's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage with the Company.   We project that we will require an estimated additional $1,840,000 over the next twelve month period to fund our operating cash shortfall.  Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as the Company may determine.  During the year ended May 31, 2009, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture.  The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share.  During the six (6) months ended November 30, 2009, we obtained additional loans in the amount of $116,516.  There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at November 30, 2009 compared to May 31, 2009 are summarized as follows:

Working Capital
	November 30, 2009	May 31, 2009

Current Assets	$26,958	$24,305
Current Liabilities	566,364	300,525
Working Capital (deficit)	$(539,406)	$(276,220)

The increase in our working deficit of $263,186 was primarily due to increases in our accounts payable to related parties and loans payable.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2009.

Our operating results for the six months ended November 30, 2009 compared to the six months ended November 30, 2008 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the 6 months ended November 30, 2009 was $261,767 compared to $213,516 for the six months ended November 30, 2008.  The increase in loss of $48,251 for the six months ending November 30, 2009 is due to increases in expenses of $995 for amortization of debt discount, $25,668 for office and administration, $41,374 for wages and benefits, increase of $5,729 for rent, $3,715 for interest expenses and a decrease in the amount of $27,842 for consulting fees and a decrease of $1,388 for professional fees.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of November 30, 2009, the Company’s internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

As of November 30, 2009, management assessed the effectiveness of our internal control over financial reporting and based on that evaluation, they concluded that during the quarter ended and to date, the internal controls and procedures were effective. During the course of our evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this quarterly report.

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three month period ending November 30, 2009.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

The Company does not have any senior securities as of the date of this Form 10-Q.

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                                OTHER INFORMATION

Subsequent to November 30, 2009, the Company received $50,000 in loan advances.  The loans are non-interest bearing and have a term of one year from the date of issuance.

ITEM 6.                           EXHIBITS

3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and Preaxia Health Care Payment System Inc. (formerly H-Pay Card Ltd.)	Incorporated by reference to the Exhibits filed with Form 8-K on March 5, 2008
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Definitive Schedule 14C filed with the SEC on December 28, 2009
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PreAxia Health Care Payments Systems Inc.

Date: January 19, 2010	/s/Tom Zapatinas
Name: Tom Zapatinas
Title: Principal Executive Officer

Date: January 19, 2010	/s/Ron Lizee
Name: Ron Lizee
Title: Principal Financial Officer