Form 10-Q
period 2010-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2010-04-14
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 0000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#207, 1410 – 11th Avenue S.W., Calgary, Alberta	T3C OM8
(Address of principal executive offices)	(Zip Code)

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
(Not currently applicable to the registrant) Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting Company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act.) Yes [   ]    No [ X ]

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

15,845,000 common shares outstanding as of April 12, 2010.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010

(Stated in US Dollars)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2010 and May 31, 2009

	February 28,	May 31,
	2010	2009
	(Unaudited)

ASSETS

Current assets
Cash	$15,668	$23,593
Other receivables	-	712
Rent deposit	1,205	-

Total current assets	$16,873	$24,305

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$108,564	$53,410
Accounts payable – related party (Note 3)	303,246	161,264
Loan payable – related party (Note 3)	25,207	25,898
Loans payable (Note 4)	206,022	18,242
Convertible debenture including accrued interest, net of discount (Note 5)	53,309	41,711

Total current liabilities	696,348	300,525

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value
75,000,000 common shares authorized
15,845,000 and 15,750,000 common shares issued and outstanding for
February 28, 2010 and May 31, 2009, respectively	15,845	15,750
Additional paid-in capital	160,369	65,464
Accumulated other comprehensive income (loss)	(2,188)	143
Deficit accumulated during the development stage	(853,501)	(357,577)

Total stockholders’ deficit	(679,475)	(276,220)

Total liabilities and stockholders’ deficit	$16,873	$24,305

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months and nine months ended February 28, 2010 and 2009 and the period from January 28, 2008 (Date of Inception) to February 28, 2010

					January 28,
					2008 (Date of
	Three months ended		Nine months ended		Inception) to
	February 28,		February 28,		February 28,
	2010	2009	2010	2009	2010

Expenses
Amortization of debt discount	$-	$7,124	$8,119	$14,248	$28,495
Consulting fees	30,000	33,477	90,000	174,582	293,689
Professional fees	24,483	7,641	67,704	52,250	139,236
Office and administration	4,402	1,558	34,902	22,174	83,403
Research and development	143,176	-	212,901	-	223,671
Wages and benefits	24,937	-	66,311	-	66,311
Rent	4,027	-	9,756	-	9,756

Operating loss	(231,025)	(49,800)	(489,693)	(263,254)	(844,561)
Interest income	-	-	-	616	616
Interest expense	(3,132)	(1,475)	(6,231)	(2,153)	(9,556)

Net loss	(234,157)	(51,275)	(495,924)	(264,791)	(853,501)
Other comprehensive loss:
Foreign currency translation adjustment	(912)	(248)	(2,331)	(4,271)	(2,188)

Comprehensive loss for the period	$(235,069)	$(51,523)	$(498,255)	$(269,062)	$(855,689)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	15,767,944	15,750,000	15,755,916	15,750,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
for the nine months ended February 28, 2010 and 2009 and
for the period from January 28, 2008 (Date of Inception) to February 28, 2010

			January 28,
	Nine months	Nine months	2008 (Date of
	Ended	Ended	Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(495,924)	$(264,791)	$(853,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,119	14,248	28,495
Accrued interest	3,479	2,153	6,804
Tax refund receivable	-	-	(678)
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	709	(534)	5,009
Decrease (increase) in prepaid expenses	(1,205)	-	(1,205)
Increase in accounts payable – related party	141,982	-	198,342
Increase in accounts payable and accrued liabilities	55,154	74,077	138,815

Cash flows used in operating activities	(287,686)	(174,847)	(477,919)

Cash Flows from Investing Activity
Cash received from note receivable	-	49,281	49,281
Cash acquired from business combination	-	-	86,692

Cash flow provided by investing activities	-	49,281	135,973

Cash Flows from Financing Activities
Repayment of loan payable – related party	(709)	-	(709)
Proceeds from loan payable – related party	-	7,662	44,591
Proceeds from loan payable	187,780	-	187,780
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	46,505	46,505
Proceeds from sale of common stock	95,000	-	107,047

Cash flows provided by financing activities	282,071	54,167	360,214
Effect of exchange rate on cash	(2,310)	(2,644)	(2,600)
Increase (decrease) in cash during the period	(7,925)	(74,043)	15,668

Cash, beginning of period	23,593	86,574	-

Cash, end of period	$15,668	$12,531	$15,668

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED STATEMENTS OF STOCKHOLDER’S DEFICIT
from the period from January 28, 2008 (Date of Inception) to February 28, 2010

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the year	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	15,750	65,464	143	(357,577)	(276,220)

Common shares issued for cash	95,000	95	94,905	-	-	95,000
Foreign currency translation adjustment	-	-	-	(2,331)	-	(2,331)
Net loss for the period	-	-	-	-	(495,924)	(495,924)

Balance, February 28, 2010	15,845,000	$15,845	$160,369	$(2,188)	$(853,501)	$(679,475)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2010

Note 1- Basis of presentation

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company” or “PreAxia”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2009.

The interim consolidated financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of the Company and wholly-owned subsidiary PreAxia Canada Inc. (formerly PreAxia Health Care Payment System Inc. and formerly H-Pay Card Ltd.) (PreAxia Canada). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At February 28, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $853,501 since inception, has negative working capital of $679,475 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2010

Note 2 – Summary of significant accounting policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of PreAxia Canada is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ deficit.

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
For the nine months ended February 28, 2010

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recently Issued Accounting Pronouncements

We have reviewed recent account pronouncements and have determined that they will have no present of future impact on our business.

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $853,501 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2010

Note 3 – Related Party Transactions

Accounts Payable

During the nine month period ended February 28, 2010, the Company’s president, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company for the period June 1, 2009 to February 28, 2010. As at February 28, 2010, Accounts payable – related party includes a total of $243,015 due and payable to Mr. Zapatinas.

During the nine month period ended February 28, 2010, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $44,822 for accounting services rendered. As at February 28, 2010, Accounts payable – related party includes a total of $60,231 due and payable to Mr. Lizée.

Loan Payable

During the nine month period ended February 28, 2010, the Company’s president received payment of $703 against the related party loan payable on the Company’s balance sheet. The related party loan totaled $25,207 as at February 28, 2010.

Note 4 – Loans Payable

As at February 28, 2010, the Company has loans payable in the amount of $206,022. The loans payable are due to shareholders of the Company. The loans bear no interest and are payable 30 days after demand is made by the lender.

Note 5 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company. The debenture was for a period of one year and bearing interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year. During the nine months ended February 28, 2010, the Company recorded amortization of loan discount in the amount of $8,119. The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at 12/31/09 was $53,309, including accrued interest.

Note 6 – Share Issuances

On February 11, 2010, the Company approved the issuance of common stock with respect to four subscription agreements it had received in the amount $95,000 for 95,000 shares of common stock at $1.00 per share. The Company paid no commissions on this placement. The share certificates were issued on March 22, 2010. These shares are deemed issued and outstanding as at February 28, 2010.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended February 28, 2010 and the
period from January 28, 2008 (Date of Inception) through February 28, 2010

Note 7 – Comparative financial statements

The comparative balance sheet for ended May 31, 2009 has been reclassified from statements previously presented to conform to the presentation of the February 28, 2010 consolidated balance sheet.

Note 8 – Subsequent Event

The Company has evaluated subsequent events from February 28, 2010 through the date the financial statements were issued and determined that there are no events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of PreAxia to sustain, manage or forecast its growth; the ability of PreAxia to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or failure to comply with government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. PreAxia disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2009, together with notes thereto. As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

General Overview

PreAxia is an exciting new company that plans to offer a comprehensive suite of solutions and services directed at the emerging health payment market.

PreAxia plans to eventually undertake all of our operations through our wholly-owned subsidiary, PreAxia Canada. PreAxia intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”). There is a rapid shift in healthcare’s traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market. We intend to take advantage of this shift and the growth potential of HSA.

The technical development of our web-based platform is well underway. We believe that, when launched, our new web-based health-payment transaction solution will be unlike any other ever created for the industry. The core beneficiaries of this technology will be third party administrators (“TPA”), brokers, and related parties with a growing interest in HSA.

PreAxia is a transaction processing and account management company positioned to act as a central player between TPA, brokerages, brokers, clinics, practitioners, employers, and employees. PreAxia facilitates the fast, secure, and reliable direct payment, account management, and claims processing required by law to support HSA in Canada and similar markets. It also allows employers to provide their staff with the self-service, control and seamless integrated service they are demanding from their benefits and health spending solution providers.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,840,000 in implementing our business plan of development and marketing of health care processing products and services. We do not expect to generate any revenues this year, therefore we will be required to raise a total of $1,840,000 to complete the year. Our working capital requirements for PreAxia for the next twelve months are estimated at $1,840,000 as follows:

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

Liquidity and Capital Resources

As of February 28, 2010, PreAxia’s cash balance is $15,668, compared to $23,593 as at May 31, 2009. Our Company will be required to raise capital to fund our operations. PreAxia’s cash on hand is currently our only source of liquidity. PreAxia had a working capital deficit of $679,475 as of February 28, 2010 compared with a working capital deficit of $276,220 as of May 31, 2009. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage. We project that we will require an estimated additional $1,840,000 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine. During the year ended May 31, 2009, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture. The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share. During the nine months ended February 28, 2010, we obtained additional loans in the amount of $206,022 and received $95,000 in respect of four subscription agreements for 95,000 shares at $1.00 per share. The shares were approved by the board of directors on February 11, 2010 and issued on March 22, 2010. They were deemed issued and outstanding as at February 28, 2010. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at February 28, 2010 compared to May 31, 2009 are summarized as follows:

Working Capital

	February 28,	May 31,
	2010	2009

Current Assets	$16,873	$24,305
Current Liabilities	696,348	300,525
Working Capital (deficit)	$(679,475)	$(276,220)

The increase in our working capital deficit of $403,255 was primarily due to increases in our accounts payable and accrued liabilities of $55,154, accounts payable and loans from related parties in the amount of $141,291, loans payable including convertible loan in the amount of $199,378 and decrease in current assets of $7,432.

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

For the nine month period ended February 28, 2010 and 2009

Our operating results for the nine month period ended February 28, 2010 compared to the nine month period ended February 28, 2009 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the nine month period ended February 28, 2010 was $495,924 compared to $264,791 for the nine month period ended February 28, 2009. The increase in loss of $231,133 for the nine month period ending February 28, 2010 is due to increases in expenses of $212,901 for research and development, $15,454 for professional fees, $12,728 for office and administration, $66,311 for wages and benefits, $9,756 for rent, $4,078 for interest expenses and a decrease in the amount of $90,711 for consulting fees and amortization on debt discount.

Research and Development

The Research and Development increased by $212,901 in the nine month period ended February 28, 2010 compared to the nine month period ended February 28, 2009, due to establishing an office in Bolivia in 2009 to complete the development of our software.

Wages and Benefits

The wages and benefits increased by $66,311 during the nine month period ended February 28, 2010 compared to February 28, 2009, due to hiring a full time employee on July 1, 2009.

Consulting Fees

The consulting fees decreased by $90,711 during the period ended February 28, 2010 compared to February 28, 2009, due to the company paying consulting fees prior to July 1, 2009 to the employee that was hired in July of 2009, as well as, a reduction in duties of another consultant in 2009.

For the three month period ended February 28, 2010 and 2009

Our operating results for the three month period ended February 28, 2010 compared to the three month ended February 28, 2009 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Care software and obtained new customers.

Expenses

Our net loss for the three month period ended February 28, 2010 was $234,157 compared to $51,275 for the three month period ended February 28, 2009. The increase in loss of $182,882 for the three month period ending February 28, 2010 is due to increases in expenses of $143,176 for research and development incurred in 2009 for the development of the software, which required substantial costs for programmers and computers and servers, $16,842 for professional fees, $2,844 for office and administration, $24,937 for wages and benefits, $1,657 for interest expenses and $4,027 for rent and decreases in expenses of $7,124 for amortization of debt discount, and $3,477 for consulting fees.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

PreAxia recognizes revenue in accordance with the provision of the Securities and Exchange Commission which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements. This provision requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

Our management does not expect that our disclosure controls or our internal control over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. The design of a control system is also based upon certain assumptions about potential future conditions; over time, currently implemented controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Due to the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report, February 28, 2010.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the applicable time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures which are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of our property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones we face. Any of the following risks could harm our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Report on Form 10-Q

Risks Associated with our Financial Condition

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of $ 853,501 for the period from January 28, 2008 (date of inception) to February 28, 2010. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the fiscal year ended February 28, 2009, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is depending upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have not generated significant revenues since our inception on January 28, 2008. Since we only recently commenced business operations, we will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough interest in our health payment market products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our commons stock.

We have additional financing requirements.

In order to accelerate PreAxia's growth objectives, we will need to raise additional funds from lenders and equity markets in the future. There can be no assurance that we will be able to raise additional capital on commercially reasonable terms to finance our growth objectives. The ability of PreAxia to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the business performance of PreAxia. There can be no assurance that we will be successful in its efforts to arrange additional financing on terms satisfactory to us. If additional financing is raised by the issuance of shares of common stock of PreAxia, control of PreAxia may change and stockholders may suffer additional dilution.

We have negative cash flow and absence of profits.

PreAxia has not earned any profits to date and there is no assurance that it will earn any profits in the future, or that profitability, if achieved, will be sustained. A significant portion of our financial resources will continue to be directed to the development of our products and to marketing activities. Our success will ultimately depend on our ability to generate revenues from our product sales, such that the business development and marketing activities may be financed by revenues from operations instead of external financing.

There is no assurance that future revenues will be sufficient to generate the required funds to continue such business development and marketing activities.

Risks Associated with our Business

We have a limited operating history.

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

We has a limited operational history. We are in the early commercialization stage of our business and therefore will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability and the need to raise additional funding. We will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. Such risks include the evolving and unpredictable nature of our business, our ability to anticipate and adapt to a developing market, acceptance by consumers of our products and the ability to identify, attract and retain qualified personnel. There can be no assurance that we will be successful in doing what is necessary to address these risks.

We will require key personnel.

The financial services technology industry involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our success is dependent on the services of our senior management. The loss of one or more of our key employees could have a material adverse effect on our operations and business prospects. In addition, our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining such personnel and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

We may not be successful in the protection of our intellectual property.

There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. The laws of other countries may afford us little or no effective protection of its intellectual property. We may in the future also rely on technology licenses from third parties. There can be no assurance that these third party licenses will be, or will continue to be, available to us on commercially reasonable terms. The loss of, or inability of PreAxia to maintain, any of these technology licenses could result in delays in completing its product enhancements and new developments until equivalent technology could be identified, licensed, or developed and integrated. Any such delays would materially adversely affect our business, results of operations and financial condition.

We face competition and may not be able to compete successfully.

We may not be able to compete successfully against current and future competitors, and the competitive pressures we faces could harm its business and prospects. Broadly speaking, the market for financial services technology is competitive. There are other providers of components or versions of the health card value proposition in the marketplace. Additionally, the level of competition is likely to increase as current competitors improve their product offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater name and brand recognition and significantly greater financial, sales, marketing, technical and other resources than PreAxia.

Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products our markets and distributes. New technologies and the expansion of existing technologies may also increase competitive pressures on PreAxia. Increased competition may result in reduced operating margins as well as loss of market share. This could result in decreased usage of our products and may have a material adverse effect on our business, financial condition and results of operations.

We may face implementation delays.

Most of our customers will be in a testing or preliminary stage of utilizing our products and may encounter delays or other problems in the introduction of our products. A decision not to do so, or a delay in implementation, could result in a delay or loss of related revenue or could otherwise harm our businesses and prospects. PreAxia will not be able to predict when a customer that is in a testing or a preliminary use phase will adopt a broader use of our products.

We may get limited customer feedback respecting products.

Our revenue will depend on the number of customers who use our products. Accordingly, the satisfactory design of our product is critical to our business, and any significant product design limitations or deficiencies could harm our business and market acceptance. The feedback we obtain from our customers is critical to our ability to fix any limitations or deficiencies in our product. If we do not obtain adequate feedback from our customers, we may not be able to adequately assess our customers’ requirements. The currently specified features and functionality of our product may not satisfy current or future customer demands. Furthermore, even if we identifies the feature set required our customers and potential customers, we may not be able to design and implement products incorporating features in a timely and efficient manner, if at all.

We may face a slow down in developing markets.

The market for our products is relatively new and continues to evolve. If the market for our product fails to develop and grow, or if our product does not gain market acceptance, our business and prospects will be harmed.

Our ability to keep current with technological changes impact on our ongoing business.

The financial services technology industry is susceptible to technological advances and the introduction of new products utilizing new technologies. Further, the financial services technology industry is also subject to customer preferences and to competitive pressures which can, among other things, necessitate revisions in pricing strategies, price reductions and reduced profit margins. The success of PreAxia will depend on our ability to secure technological superiority in our products and maintain such superiority in the face of new products from competitors. No assurances can be given that our products will be commercially viable or that further modification or additional products will not be required in order to meet demands or to make changes necessitated by developments made by competitors which might render our products less competitive, less marketable, or even obsolete over time. The future success of PreAxia will be influenced by our ability to continue to develop new competitive products. There can be no assurance that research and development activities with respect to the development of new products and the improvement of our existing products will prove profitable, or that products or improvements resulting therefrom, if any, will be successfully produced and marketed.

The financial services technology industry is characterized by technological change, changes in user and customer requirements, new product introductions, new technologies, and the emergence of new industry standards and practices that could render our technology obsolete or have a negative impact on sales margins our product may command. PreAxia's performance will depend, in part, on our ability to enhance our existing product, develop new proprietary technology that addresses the sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of technology entails significant technical and business risks. There can be no assurance that we will be successful in using new technologies effectively or adapting its product to customer requirements or emerging industry standards.

We require strategic alliances.

Our growth and marketing strategies are based, in part, on seeking out and forming strategic alliances and working relationships, as well as the performance of such strategic alliances and working relationships. General criteria to be used to assess potential alliances include the following: industry expertise, reputation and market position, complementary technologies or products, and nature and adequacy of resources.

We may have problems with our resolution of product deficiencies.

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of our products, and/or lawsuits, and would be detrimental, perhaps materially, to our market reputation. Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which we considers minor may be considered serious by its customers. If our internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, we may postpone the development and release of updates or enhancements to our current product or the release of new products. We may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm our business and prospects. In addition, product defects may expose us to liability claims, for which we may not have sufficient liability insurance. A successful suit against us could harm our business and financial condition.

We may not be able to effectively manage our growth.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage our growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. The inability of PreAxia to deal with this growth could have a material adverse impact on our business, operations and prospects. We may experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for our personnel, the hiring of additional personnel and, in general, higher levels of operating expenses. In order to manage our current operations and any future growth effectively, we will also need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain our employees. There can be no assurance that we will be able to manage such growth effectively, that its management, personnel or systems will be adequate to support our operations or that we will be able to achieve the increased levels of revenue proportional with the increased levels of operating expenses associated with this growth.

Our directors and officers may face conflicts of interest.

Certain proposed directors and officers of PreAxia may become associated with other reporting issuers or other corporations which may give rise to conflicts of interest. Directors who have a material interest or any person who is a party to a material contract or a proposed material contract with PreAxia are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, our directors are required to act honestly, and in good faith, with a view to the best interests of PreAxia, as the case may be. Certain of the directors may have, either other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

We do not have key man insurance.

We do not currently have key man insurance in place in respect of any of its senior officers or personnel.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

It is our current intention to engage in and evaluate a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. As of the date of filing of this Quarterly Report, we have not yet identified any such strategic transactions. Any of these strategic transactions could be material to our financial condition and results of operations. In our search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments, or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures.

Additional risks we may face include:

  the need to implement or remediate controls, procedures and policies appropriate for a public company in an acquired company that, prior to the acquisition, lacked these controls, procedures and policies;
  cultural challenges associated with integrating employees from an acquired company or business into our organization;
  retaining key employees from the businesses we acquire, and the need to integrate an acquired company’s accounting, management information, human resource and other administrative systems to permit effective management.

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

Fluctuations in quarterly operating results lead to unpredictability of revenue and earnings.

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

Risks Associated with Our Common Stock

Our common stock is traded on the "Over-the-Counter Bulletin Board," which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted for trading on Over the Counter Bulletin Board (“OTCBB”) under the symbol PAXH.OB where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Because we can issue additional shares of our common stock or preferred stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 75,000,000 shares of common stock. As of April 12, 2010, there were 15,845,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

We do not intend to pay any dividends on our common stock in the foreseeable future.

We do not currently anticipate declaring and paying dividends to our stockholders in the foreseeable future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. We currently have no material revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of shares of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, which currently do not intend to pay any dividends on shares of our common stock for the foreseeable future.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that when recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On February 25, 2010, PreAxia completed a name change of its subsidiary to Preaxia Canada Inc. from Preaxia Health Care Payment System Inc. (formerly H-Pay Card Ltd.).

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By: /s/ Tom Zapatinas
Name: Tom Zapatinas
Title: President and Director (Principal Executive Officer)
Date: April 14, 2010

By: /s/ Ron Lizee
Name: Ron Lizee
Title: Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2010