Form 10-K
period 2010-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2010-09-14
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to________________

Commission file number 000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

#207, 1410 – 11th Avenue S.W.
Calgary, Alberta	T3C OM8
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (403) 850-4120

Securities registered pursuant to Section 12(b) of the Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [ ] No [ ]

(Not currently applicable to the registrant)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ] No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,312,350 based on a price of $0.63 per share multiplied by 6,845,000 shares held by non-affiliates as of September 10, 2010.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

15,870,000 shares of common stock as of September 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

PART I

Forward-Looking Statements.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 7, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our product; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we”, “us” “our” and “PreAxia” mean PreAxia Health Care Payment Systems Inc. and our wholly- owned subsidiary, PreAxia Health Care Payment System Inc. (formerly H Pay Card Inc.), unless the context clearly requires otherwise. Unless otherwise stated, “$” refers to United States dollars.

ITEM 1. BUSINESS

Corporate Overview

Preaxia was incorporated in the State of Nevada on April 3, 2000. On December 11, 2008, the Nevada Secretary of State effected a name change which had been previously approved by the majority of the stockholders on October 28, 2008. PreAxia is currently trading under the symbol PAXH on the Over-the-Counter-Bulletin-Board.

Our company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment Systems Inc. (“PreAxia Canada”- formerly H Pay Card Inc). PreAxia Canada, prior to being acquired by PreAxia, was a private corporation incorporated pursuant to the laws of the Province of Alberta on January 28, 2008.

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

Services and infrastructure provided by PreAxia will enable insurance companies, governments and corporations to replace cash and cheque payments. Our company plans are to provide instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time. The beneficiary will select a personal identification number (“PIN”) using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded.

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

  Enabling cardholders to select a personal PIN using a PreAxia PIN selection and card activation terminal. These functions enable the end user to be issued a PreAxia generated payment card at a customer’s office which is ready for immediate use.

  Authorizing transactions based upon the business requirements of PreAxia customers.

  Monitoring for unusual transaction activities, fraud and compliance violations.

  Providing management reports to customers and payment beneficiaries.

  Customer support center for reporting lost or stolen cards and for answering cardholder inquiries.

Distribution Methods and Marketing Strategy

PreAxia’s overall strategy is to finalize development of and market its health care payment cards and system. Our company will target enterprise-sized, public and private sector customers at the provincial and national levels. We will seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services.

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

PreAxia intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, and through market specific channel partners. The channel strategy is supported in the solution design, as multiple channel partners will require branding and our company’s fee charging/collection capabilities.

It is our company’s intention to sell through multi-tiered, value-added resellers. For example, the Health Card solution may be provided by a subcontract to a leading vendor that rebrands and adds value to the solution. The leading vendor in turn may form part of a larger professional services systems integration engagement with the customer. One example of this approach is that a major bank may lead on selling our company’s solution to medical insurance companies and the health care industry under our product brand.

PreAxia has identified the following “channels” through which it will target prime end market customers:

  Benefits managers/adjudicators, including insurance, health or outsources government benefits processors that manage benefits disbursement

  Issuer banks, including partner banks that enable the issuance of Health Cards

  Application providers, including software manufacturers selling into the target vertical markets

  Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are key to advance our company’s goals in 2010 and 2011 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

Competitive Business Conditions and Our Company’s Competitive Position in the Industry and Methods of Competition

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

  HyperWALLET Systems Inc. offers a product offering “flexible debit card payment solutions” through Alterna Savings, HSBC and the Credit Union Central of British Columbia, Canada. It also offers pre- authorized debit, credit card, EFT and bill payment services.

  NextWave Wireless Inc. is a joint venture between Money Mart and DataWave Systems Inc., established to provide card issuance solutions including prepaid debit and credit cards. ”Nextwave Titanium” prepaid cards issued by Money Mart support loading from Money Mart transactions, such as cheque cashing, bill payment and ATM cash withdrawal.

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

Intangible Properties

When negotiating its arrangements with clients, PreAxia intends to ensure that all rights to and ownership of its intellectual property remains with our company. We anticipate that source codes or other proprietary knowledge will be protected through agreements entered into between PreAxia and its employees and contractors, and additional high standards of confidentiality and protection of data are set by clients and regulatory authorities within the industry.

Intellectual Property and Patent Protection

At present, PreAxia does not have any pending or registered patents or any trademarks.

Research and Development

For the year ended May 31, 2010, we expended $355,856 on research and development compared to $Nil during year ended May 31, 2009.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas. We entered into an employment agreement effective July 1, 2009 with an employee for the position of chief marketing and privacy officer. We anticipate that we will hire additional key staff throughout 2010 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

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

PreAxia has a limited operational history. Our company has never paid dividends and has no present intention to pay dividends. Our company is in the early commercialization stage of its business and therefore will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability and the need to raise additional funding. PreAxia will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research. PreAxia’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. Such risks include the evolving and unpredictable nature of our company’s business, PreAxia’s ability to anticipate and adapt to a developing market, acceptance by consumers of our products and the ability to identify, attract and retain qualified personnel. There can be no assurance that PreAxia will be successful in doing what is necessary to address these risks.

We will need substantial additional financing in the future to continue operations.

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

We will require key personnel.

The financial services technology industry involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. The success of PreAxia is dependent on the services of its senior management. The experience of these individuals will be a factor contributing to our company’s continued success and growth. The loss of one or more of its key employees could have a material adverse effect on our operations and business prospects. In addition, PreAxia’s future success will depend in large part on its ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. There can be no assurance that our company will be successful in attracting and retaining such personnel and the failure to do so could have a material adverse effect on our company’s business, operating results and financial condition.

We have additional financing requirements.

In order to accelerate PreAxia’s growth objectives, it will need to raise additional funds from lenders and equity markets in the future. There can be no assurance that our company will be able to raise additional capital on commercially reasonable terms to finance its growth objectives. The ability of our company to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the business performance of our company. There can be no assurance that PreAxia will be successful in its efforts to arrange additional financing on terms satisfactory to our company. If additional financing is raised by the issuance of shares of common stock of our company, control of our company may change and stockholders may suffer additional dilution.

We may not be successful in the protection of intellectual property.

There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against PreAxia or that any such assertions or prosecutions will not materially adversely affect our company’s business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, our company could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our company’s business, financial condition or results of operations. Our company’s performance and ability to compete are dependent to a significant degree on its proprietary technology. There can be no assurance that the steps taken by our company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. The laws of other countries may afford our company little or no effective protection of its intellectual property. Our company may in the future also rely on technology licenses from third parties. There can be no assurance that these third party licenses will be, or will continue to be, available to our company on commercially reasonable terms. The loss of, or inability of our company to maintain, any of these technology licenses could result in delays in completing its product enhancements and new developments until equivalent technology could be identified, licensed, or developed and integrated. Any such delays would materially adversely affect PreAxia’s business, results of operations and financial condition.

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

Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products PreAxia markets and distributes. New technologies and the expansion of existing technologies may also increase competitive pressures on PreAxia. Increased competition may result in reduced operating margins as well as loss of market share. This could result in decreased usage of PreAxia’s products and may have a material adverse effect on PreAxia’s business, financial condition and results of operations.

We may face implementation delays.

Most of PreAxia’s customers will be in a testing or preliminary stage of utilizing PreAxia’s products and may encounter delays or other problems in the introduction of PreAxia’s products. A decision not to do so, or a delay in implementation, could result in a delay or loss of related revenue or could otherwise harm PreAxia’s businesses and prospects. PreAxia will not be able to predict when a customer that is in a testing or a preliminary use phase will adopt a broader use of PreAxia’s products.

We may get limited customer feedback respecting products.

PreAxia’s revenue will depend on the number of customers who use PreAxia’s products. Accordingly, the satisfactory design of PreAxia’s product is critical to PreAxia’s business, and any significant product design limitations or deficiencies could harm PreAxia’s business and market acceptance. This limited feedback may not have resulted in an adequate assessment of customer requirements. Therefore, the currently specified features and functionality of PreAxia’s product may not satisfy current or future customer demands. Furthermore, even if PreAxia identifies the feature set required by customers in PreAxia’s market, it may not be able to design and implement products incorporating features in a timely and efficient manner, if at all.

We may face a slow down in developing markets.

The market for PreAxia’s product is relatively new and continues to evolve. If the market for PreAxia’s product fails to develop and grow, or if PreAxia’s product does not gain market acceptance, PreAxia’s business and prospects will be harmed.

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

The financial services technology industry is characterized by technological change, changes in user and customer requirements, new product introductions, new technologies, and the emergence of new industry standards and practices that could render PreAxia’s technology obsolete or have a negative impact on sales margins PreAxia’s product may command. PreAxia’s performance will depend, in part, on its ability to enhance its existing product, develop new proprietary technology that addresses the sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of technology entails significant technical and business risks. There can be no assurance that PreAxia will be successful in using new technologies effectively or adapting its product to customer requirements or emerging industry standards.

We require strategic alliances.

PreAxia’s growth and marketing strategies are based, in part, on seeking out and forming strategic alliances and working relationships, as well as the performance of such strategic alliances and working relationships. General criteria to be used to assess potential alliances include the following: industry expertise, reputation and market position, complementary technologies or products, and nature and adequacy of resources.

We may have problems with our resolution of product deficiencies.

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of PreAxias’s products, and/or lawsuits, and would be detrimental, perhaps materially, to PreAxia’s market reputation. Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which PreAxia considers minor may be considered serious by its customers. If PreAxia’s internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, PreAxia could postpone the development and release of updates or enhancements to its current product or the release of new products. PreAxia may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm PreAxia’s business and prospects. In addition, product defects may expose PreAxia to liability claims, for which PreAxia may not have sufficient liability insurance. A successful suit against PreAxia could harm its business and financial condition.

We may not be able to effectively manage our growth.

PreAxia may be subject to growth-related risks, including capacity constraints and pressure on its internal systems and controls. PreAxia’s ability to manage its growth effectively will require it to continue to implement and improve its operational and financial systems and to expand, train and manage its employee base. The inability of PreAxia to deal with this growth could have a material adverse impact on its business, operations and prospects. PreAxia may experience growth in the number of its employees and the scope of its operating and financial systems, resulting in increased responsibilities for PreAxia’s personnel, the hiring of additional personnel and, in general, higher levels of operating expenses. In order to manage its current operations and any future growth effectively, PreAxia will also need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate, manage and retain its employees. There can be no assurance that PreAxia will be able to manage such growth effectively, that its management, personnel or systems will be adequate to support PreAxia’s operations or that PreAxia will be able to achieve the increased levels of revenue commensurate with the increased levels of operating expenses associated with this growth.

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

PreAxia does not have key man insurance.

PreAxia does not currently have key man insurance in place in respect of any of its senior officers or personnel.

Acquisitions, investments and other strategic transactions could result in operating difficulties, dilution to our investors and other negative consequences.

It is our current intention to engage in and evaluate a wide array of potential strategic transactions, including acquisitions of companies, businesses, intellectual properties, and other assets. As of the date of filing of this Annual Report on Form 10-K, we have not yet identified any such strategic transactions. Any of these strategic transactions could be material to our financial condition and results of operations. In our search for opportunities to engage in strategic transactions, we may not be successful in identifying suitable opportunities. We may not be able to consummate potential acquisitions or investments, or an acquisition or investment may not enhance our business or may decrease rather than increase our earnings. In addition, the process of integrating an acquired company or business, or successfully exploiting acquired intellectual property or other assets, could divert a significant amount of our management’s time and focus and may create unforeseen operating difficulties and expenditures.

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

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a stock exchange like NASDAQ or NYSE. Accordingly, shareholders may have difficulty reselling any of the shares.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

Because we do not intend to pay any cash dividends on our shares of common stock in the near future, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We presently lease 712 square feet at $1,190 USD ($1,333 CDN @ ..893) including occupancy costs plus GST. The lease provides for an option to renew for an additional two (2) years. The new office is located at #207, 1410 – 11th Avenue S.W., Calgary, Alberta.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “PAXH.OB”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2009 and 2010.

	High	Low
Quarter ended August 31, 2008	$0.55	$0
Quarter November 30, 2008	$0	$0
Quarter February 28, 2009	$0.21	$0
Quarter May 31, 2009	$0.49	$0
Quarter ended August 31, 2009	$0	$0
Quarter ended November 30, 2009	$0.25	$0
Quarter ended February 28, 2010	$0	$0
Quarter ended May 31, 2010	$0	$0

Holders of Our Common Stock

As of September 10, 2010, there were 43 holders of record of our common stock and 15,870,000 shares of common stock outstanding.

Holladay Stock Transfer of 2930 North 67th Place, Scottsdale, Arizona 85251, Phone: (480) 481-3940, Fax: (480) 481-3991 is the registrar and transfer agent for our common shares.

Dividends

We have not declared or paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our board of directors and will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by the board.

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,000,000	$0	2,000,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,000,000	$0	2,000,000

Recent Sales of Unregistered Securities

Other than as disclosed in previous quarterly reports on Form 10-Q or current reports on Form 8-K and as disclosed below, we did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended May 31, 2010.

On February 11, 2010, we approved the issuance of common stock with respect to four subscription agreements we had received in the amount $95,000 for 95,000 shares of common stock at $1.00 per share. We paid no commissions on this placement. The share certificates were issued on March 22, 2010. We sold these shares to four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on the exemptions from the registration requirements of the Securities Act of 1933 provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

We have received funds from a subscriber on May 14, 2010 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. Issuance of common stock has been made at May 31, 2010. We sold these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on the exemptions from the registration requirements of the Securities Act of 1933 provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

We received funds from a subscriber on June 15, 2010 in the amount of $30,000 for 30,000 shares of common stock at $1.00 per share. We have not issued these shares yet. We sold these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on the exemptions from the registration requirements of the Securities Act of 1933 provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General Overview

Our company undertakes all of its operations through PrexAxia Canada, our wholly-owned subsidiary. PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of HSAs. There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $2,500,000 in implementing our business plan of developing and marketing of health care processing products and services. We do not expect to generate any revenues during the year. Therefore, we will be required to raise a total of $3,500,000 to complete our business plan and pay our existing outstanding debts of approximately $1,000,000. Our working capital requirements for both our company and PreAxia Canada for the next twelve months are estimated at $2,500,000 distributed as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	$1,500,000
Marketing and Education	$420,000
Staff and Professional Services	$300,000
Total	$2,500,000

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

2.	Research and Development We anticipate that we may spend approximately $1,200,000 in the next twelve months in the development and acquisition of software for our processing services and products.

3.	Marketing and Education We anticipate spending approximately $400,000 on the costs of marketing and promoting our company, our products and services, and educating the public to attract new accounts.

4.

Staff and Professional Services We anticipate that we may spend up to $400,000 in the next twelve months for staff and professional services, which includes wages, bonuses, stock-based compensation, consulting fees, accounting, auditing and legal fees.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

As of May 31, 2010, we had cash of $4,047, compared to $23,593 as at May 31, 2009. PreAxia Canada will be required to raise capital to fund our operations. Our company’s cash on hand is currently our only source of liquidity. We had a working capital deficit of $900,374 as of May 31, 2010 compared with a working capital deficit of $276,220 as of May 31, 2009. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada. We project that we will require an estimated additional $3,395,175 over the next twelve month period to fund our operating cash shortfall. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine. During year ended May 31, 2009, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture. The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share. During the year ended May 31, 2010, we obtained additional loans in the amount of $313,831, received $120,000 in respect of four subscription agreements for 120,000 shares at $1.00 per share. The shares were approved by the board of directors on February 11, 2010 and issued on March 22, 2010. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our financial condition as at May 31, 2010 and May 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31,	May 31,
	2010	2009

Current Assets	$5,252	$24,305
Current Liabilities	$905,626	$300,525
Working Capital (deficit)	$(900,374)	$(276,220)

The increase in our working deficit of $613,703 was primarily due to increases in our accounts payables, an increase in additional loans payable at the end of the year and the convertible debenture.

Cash Flows

	Year Ended	Year Ended
	May 31, 2010	May 31, 2009

Net cash used in Operating Activities	$(454,493)	$(165,881)
Net cash provided by Investing Activities	$-	$49,281
Net cash provided by Financing Activities	$433,095	$53,619
Effect of exchange rate on cash	$1,852	$-
Change in Cash and Cash Equivalents During the Period	$(19,546)	$(62,981)

Cash Used in Operating Activities

During the year ended May 31, 2010, we used net cash in operating activities in the amount of $454,493 primarily towards general and administrative expenses, as well as a change in accounts payable and accrued liabilities of $80,066 and net change in accounts payable related parties of $191,666.

Cash Provided by Investing Activities

During the year ended May 31, 2010, no funds were provided by investing activities.

Cash from Financing Activities

We received net cash from financing activities during the year ended May 31, 2010. Net cash generated by financing activities is attributable to cash received from net loan advances totalling $313,831, from the sale of common stock of $120,000 net of payments of $736 for a loan payable, for net cash from financing activities totalling $433,095.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2010, which are included herein.

Our operating results for the year ended May 31, 2010 and May 31, 2009 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2010 and May 31, 2009 were as follows:

	Year Ended	Year Ended
	May 31, 2010	May 31, 2009
Consulting Fees	$120,000	$203,689
Professional Fees	87,808	71,532
Office and Administration	60,396	34,919
Research and Development	355,856	-
Wages and Benefits	92,468	-
Rent	13,879	-
Amortization of Debt Discount	8,119	20,376
	$(738,526)	$(330,516)

Operating expenses for the 12 months ended May 31, 2010 were $738,526, which is an increase of $408,010 compared to the year ended May 31, 2009. The increase was due to an increase in professional fees of $16,276, an increase in office and administration of $25,477, a decrease in amortization of debt discount of $12,257, an increase in research and development $355,856, an increase in wages and benefits of $92,468, an increase in rent of $13,879 and a decrease in consulting fees of $83,689.

Professional Fees

Professional fees increased by $16,276 in the year ended May 31, 2010. Professional fees included auditing fees, accounting and legal fees.

Consulting Fees

The consulting fees decreased by $83,689 in the year ended May 31, 2010 compared to the year ended May 31, 2009 mainly due to termination of a consultant in 2010, which duties are now being performed by our CFO and reported under professional fees.

Office and Administration

Our office and administration expenses increased $25,477 in the year ended May 31, 2010 for a total of $60,396 compared to $34,919 for year ended May 31, 2009 mainly due to increase in legal fees and travel.

Amortization of Debt Discount

The amortization of the debt discount for the year ended May 31, 2010 was $8,119, which decreased by $12,257 due to the amortization of a convertible loan were finalized.

Wages and Benefits

Wages and benefits was $92,468 for the year ended May 31, 2010, compared to $Nil for year ended May 31, 2009 due to having hired a new employee for the year ended May 31, 2010.

Rent

Rent was $13,879 for the year ended May 31, 2010, compared to $Nil for the year ended May 31, 2009 due to the lease of our new office space.

Research and Development

The expense for research and development increased by $355,856 in the year ended May 31, 2010 compared to $Nil for the year ended May 31, 2009 due to hiring of programmers and purchasing of computers for the development of our technology in 2010.

Going Concern

We have historically incurred losses and have incurred a loss of $1,102,521 from inception to May 31, 2010. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Summary of Significant Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Use of Estimates in the preparation of the financial statements

The preparation of our company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Our company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of our company is the United States dollar. The functional currency of PreAxia Canada is the Canadian dollar. Assets and liabilities in the accompanying financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ deficit.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in the Statement of Operations and Comprehensive Loss.

Development Stage Company

Our company is a development stage company as defined in FASC 915-10-05 “Development Stage Entity.” Our company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of our company’s development stage activities.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to our company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to our company or their effect on the financial statements would not have been significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2010 and 2009

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Preaxia Health Care Payment Systems, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Preaxia Health Care Payment Systems, Inc. (the Company) and subsidiary as of May 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income, statements of stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preaxia Health Care Payment Systems, Inc. and subsidiary as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a deficit working capital, a retained deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Child, Van Wagoner, & Bradshaw, LLC
Salt Lake City, Utah
September 14, 2010

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2010 and May 31, 2009

	May 31,	May 31,
	2010	2009

ASSETS

Current assets
Cash	$4,047	$23,593
Other receivables	-	712
Rent deposit	1,205	-

Total current assets	$5,252	$24,305

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$133,476	$53,410
Accounts payable – related party (Note 3)	352,930	161,264
Loan payable – related party (Note 3)	26,248	25,898
Loans payable (Note 4)	332,073	18,242
Accrued interest – loans payable	6,418	-
Convertible debenture including accrued interest, net of discount (Note 5)	54,481	41,711

Total current liabilities	905,626	300,525

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value
75,000,000 common shares authorized 15,870,000 and 15,750,000 common shares issued and outstanding for May 31, 2010 and May 31, 2009, respectively	15,870	15,750
Additional paid-in capital	185,344	65,464
Accumulated other comprehensive income	933	143
Deficit accumulated during the development stage	(1,102,521)	(357,577)

Total stockholders’ deficit	(900,374)	(276,220)

Total liabilities and stockholders’ deficit	$5,252	$24,305

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended May 31, 2010 and May 31, 2009 and
the period from January 28, 2008 (Date of Inception) through May 31, 2010
Stated in U.S. Dollars

			January 28,
			2008 (Date of
	For the year ended	For the year ended	Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Expenses
Amortization of debt discount	$8,119	$20,376	$28,495
Consulting fees	120,000	203,689	323,689
Professional fees	87,808	71,532	159,340
Office and administration	60,396	34,919	108,897
Research and development	355,856	-	366,626
Wages and benefits	92,468	-	92,468
Rent	13,879	-	13,879

Operating loss	(738,526)	(330,516)	(1,093,394)

Interest income	-	616	616
Interest expense	(6,418)	(3,325)	(9,743)

Net loss	(744,944)	(333,225)	(1,102,521)

Other comprehensive income:
Foreign currency translation adjustment	790	538	933

Comprehensive loss for the year	$(744,154)	$(332,687)	$(1,101,588)

Basic and diluted loss per share	(0.05)	(0.02)

Weighted average number of shares outstanding	15,799,534	15,750,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S DEFICIT
Consolidated for the period from January 28, 2008 (Date of Inception) to May 31, 2010
Stated in U.S.Dollars

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the year	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	15,750	65,464	143	(357,577)	(276,220)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	790	-	790
Net loss for the period	-	-	-	-	(744,944)	(744,944)

Balance, May 31, 2010	15,870,000	$15,870	$185,344	$933	$(1,102,521)	$(900,374)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2010 and May 31, 2009 and
for the period from January 28, 2008 (Date of Inception) through to May 31, 2010
Stated in U.S. Dollars

			January 28,
			2008 (Date of
			Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010
Cash Flows from Operating Activities
Net loss	$(744,944)	$(333,225)	$(1,102,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	8,119	20,376	28,495
Accrued interest	11,069	3,325	14,394
Changes in operating assets and liabilities:
Decrease (increase) in tax refund receivable	736	(678)	-
Decrease (increase) in trade receivables	-	4,300	4,300
Decrease (increase) in prepaid expenses	(1,205)	-	(1,205)
Increase in accounts payable – related party	191,666	-	191,666
Increase in accounts payable and accrued liabilities	80,066	140,021	220,087

Cash flows used in operating activities	(454,493)	(165,881)	(644,784)

Cash Flows from Investing Activity
Cash received from note receivable	-	49,281	49,281
Cash acquired from business combination	-	-	86,692

Cash flow provided by investing activities	-	49,281	135,973

Cash Flows from Financing Activities
Repayment of loan payable – related party	(736)		(736)
Proceeds from loan payable – related party	-	32,114	44,591
Proceeds from loan payable	313,831	-	313,831
Repayment of loan payable	-	(25,000)	(25,000)
Proceeds from loan payable – convertible debenture	-	46,505	46,505
Proceeds from sale of common stock	120,000	-	132,047

Cash flows provided by financing activities	433,095	53,619	511,238
Effect of exchange rate on cash	1,852	-	1,620
Increase (decrease) in cash during the period	(19,546)	(62,981)	4,047

Cash, beginning of period	23,593	86,574	-

Cash, end of period	$4,047	$23,593	$4,047

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010 and 2009

Note 1 – Summary of significant accounting policies

This summary of significant accounting policies of PreAxia Health Care Payment Systems Inc. (the “Company”) is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements, which are stated in U.S. Dollars.

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

On May 30, 2008, the Company finalized the execution of an acquisition agreement dated April 22, 2008 (the “Acquisition Agreement”) between PreAxia, PreAxia Canada (formerly H Pay Card Inc.), Tiempo, Kimberley Coonfer (“Coonfer”), Caribbean Overseas Investments Ltd. (“Caribbean”) and the stockholders of PreAxia Canada (the “PreAxia Canada Stockholders”). Under the terms of the Acquisition Agreement, PreAxia acquired all of the issued and outstanding shares of PreAxia Canada resulting in PreAxia Canada becoming a direct, wholly-owned subsidiary of PreAxia. Upon the acquisition of PreAxia Canada by PreAxia, PreAxia issued the stockholders of PreAxia Canada an aggregate of 12,000,000 shares of the common stock of PreAxia. Pursuant to the terms of the Acquisition Agreement all of the issued and outstanding shares of the Company’s subsidiary, Tiempo (the “Tiempo Shares”) were transferred to Coonfer and Caribbean in exchange for the return of treasury of a total of 5,000,000 common shares of PreAxia (the “Cancellation Shares”). The Cancellation Shares were exchanged for the Tiempo Shares and $100,000 of the intercompany debt between Tiempo and PreAxia was written off on the books of Tiempo and PreAxia, and Tiempo provided a promissory note for the remaining intercompany debt between Tiempo and PreAxia in the amount of $49,281. As of May 30, 2008, Tiempo is no longer a subsidiary of PreAxia, PreAsia Canada is a wholly-owned subsidiary of PreAxia of PreAxia and PreAxia Canada Stockholders received an aggregate of 12,000,000 shares of PreAxia’s common stock representing 78.7% of the issued and outstanding shares of the Company. Tom Zapatinas, an Officer and Director of PreAxia Health Care Payment Systems Inc., is also an Officer and Director of PreAxia Canada. He disclosed such information and interest in this transaction to the Board of Directors prior to the conclusion of this transaction.

As a result, the consolidated results of operations presented at May 31, 2010 are those of the Company and PreAxia Canada. PreAxia Canada was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada, its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

Note 1 – Summary of significant accounting policies (Continued)

Nature and Continuance of Operations (Continued)

The primary operations of the Company will eventually be undertaken by PreAxia Canada. PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $1,102,521 since inception, has negative working capital of $900,374 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2010 and 2009

Note 1 – Summary of significant accounting policies (Continued)

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
May 31, 2010 and 2009

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-20 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010 and 2009

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $(1,102,521) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2010, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2009 to May 31, 2010. As at May 31, 2010, Accounts payable – related party includes a total of $283,211 due and payable to Mr. Zapatinas.

During the year ended May 31, 2010, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $56,310 for accounting services rendered. As at May 31, 2010, Accounts payable – related party includes a total of $69,720 due and payable to Mr. Lizée.

Loan Payable

During the year ended May 31, 2010, the Company’s president received payment of $691 against the related party loan payable on the Company’s balance sheet. The related party loan totaled $26,248 as at May 31, 2010.

Note 4 – Loans Payable

As at May 31, 2010, the Company has loans payable in the amount of $332,073. The loans payable are due to shareholders of the Company. The loans bear no interest and are payable 30 days after demand is made by the lender.

Note 5 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company. The debenture was for a period of one year and bearing interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year. During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119. The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at May 31, 2010 was $54,481, including accrued interest.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010 and 2009

Note 6 – Share Issuances

On February 11, 2010, the Company approved the issuance of common stock with respect to four subscription agreements it had received in the amount $95,000 for 95,000 shares of common stock at $1.00 per share. The Company paid no commissions on this placement. The share certificates were issued on March 22, 2010.

The Company has received funds from a subscriber on May 14, 2010 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. Issuance of common stock has been made at May 31, 2010.

Note 7 – Comparative financial statements

The comparative balance sheet for ended May 31, 2009 has been reclassified from statements previously presented to conform to the presentation of the May 31, 2010 consolidated balance sheet.

Note 8 – Subsequent Event

The Company received funds from a subscriber on June 15, 2010 in the amount of $30,000 for 30,000 shares of common stock at $1.00 per share.

The Company received $106,700 of loan advances from shareholders. The loan advances bear no interest and are payable 30 days after demand is made by lender.

In accordance with ASC 855, management has evaluated the subsequent events through the date the financial statements were issued and has found no additional events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, the disclosure controls and procedures were effective. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2010. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2010, our company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As of September 10, 2010, the following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

			Date First Elected or
Name	Position	Age	Appointed

Tom Zapatinas	President, Chief Executive Officer, Secretary and Director	55	Director since January 9, 2007 Officer since January 25, 2008

Ron Lizée	Chief Financial Officer, Treasurer and Director	52	Director and Officer since January 25, 2008

Significant Employees

We have one significant employee aside from our officers and directors.

Family Relationships

There are no family relationships between or among our directors or executive officers.

Business Experience

Tom Zapatinas, President, Secretary, Chief Executive Officer and a director

Tom Zapatinas has been a director of our company since January 9, 2007 and the president, secretary and chief executive officer of our company since January 25, 2008. Mr. Zapatinas has been a self employed business consultant since August, 1997. In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada. Mr. Zapatinas resigned from Prolific in May 29, 2001, to go back to his consulting practice. He brings experience in financing, corporate development and mergers and acquisitions.

Mr. Zapatinas is not an officer or director of any other reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

We believe Mr. Zapatinas is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Ron Lizée, Treasurer, Chief Financial Officer and a director

Mr. Ron Lizée has been the treasurer, chief financial officer and a director of our company since January 25, 2008. Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982. Mr. Lizée has over 28 years experience in the fields of taxation, accounting and auditing. He graduated from the University of Saskatchewan, Canada in 1981 with a B. Comm., majoring in accounting and gained his Certified General Accountant (CGA) diploma in 1987, and Certified Financial Planner (CFP) certificate in 1993. Mr. Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999. He is also a Director and CFO of Acrongenomics, Inc. an OTCBB public company, which he has served since June of 2004. He is the former owner and Chief Executive Officer of a franchise chain which operated in several Canadian provinces. Mr. Lizée is also the CEO and President of Gemstar Capital Properties Inc., a private corporation, which is involved in Land and Property Acquisition and Development Projects.

We believe Mr. Lizée is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above. Mr. Lizée has gained considerable knowledge with public companies having performed audits on public companies in the past, as well as prepared accounting and filings for other public companies.

Involvement in Certain Legal Proceedings

Our directors or executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

The Board of Directors presently does not have an audit committee. Since there are no independent members of the Board it is not feasible at this time to have an audit committee. The Board of Directors performs the same functions as an audit committee. The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. We believe that the board of directors, in acting as our audit committee, is collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have generated nominal revenues to date.

Nomination Procedures For Appointment of Directors

As of September 10, 2010, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Code of Ethics

As of September 10, 2010, we have not yet adopted a code of ethics that applies to our company’s president (being our principal executive officer) and our company’s secretary and treasurer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2010 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2010 and May 31, 2009 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director(1)	2010	$120,000	Nil	Nil	Nil	Nil	Nil	Nil	$120,000
	2009	$120,000	Nil	Nil	Nil	Nil	Nil	Nil	$120,000

Ron Lizée, P CFO and Director(2)	2010	$56,310(3)	Nil	Nil	Nil	Nil	Nil	Nil	$56,310(3)
	2009	$18,409	Nil	Nil	Nil	Nil	Nil	Nil	$18,409

(1)	Tom Zapatinas was appointed as our president and chief financial officer on January 25, 2008 and as a director on January 9, 2007.

(2)	Ron Lizée was appointed as our chief financial officer and a director on January 25, 2008.

(3)

Ron Lizée is not on a salary. During the fiscal year ended May 31, 2010, a total of $56,310 in fees were billed to our company by Lizée Gauthier Certified General Accountants of which our company’s CFO, Mr. Ron Lizée, is the sole proprietor. These fees were invoiced at the same billable rate as other clients of the firm and remain payable as at May 31, 2010.

Compensation Discussion and Analysis

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Employment Agreements

Effective July 1, 2009, our company signed an employment agreement for the position of chief marketing and privacy officer. The agreement is for a base salary and includes shares for service, bonus and stock option plan and a health spending account.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tom Zapatinas	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ron Lizée	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Aggregated Option Exercises

There were no options granted or exercised by any officer or director of our company during the twelve month period ended May 31, 2010.

Long-Term Incentive Plan

Our company does not have a long-term incentive plan in favor of any director, officer, consultant or employee of our company.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2010. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees in the event of retirement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth, as of September 10, 2010, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of September 10, 2010, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)
Tom Zapatinas 3212 – 14 Avenue SW Calgary, Alberta T3C 0X3	Common	9,000,000	56.8%
Ron Lizée 202 – 3550 Taylor Street East Saskatoon, SK S7H 5H9	Common	100,000(3)	0.6%
Spyros Tsoukalis Grammatikou Mesologiou Aitoloakarnanias Greece T.K. 30015	Common	825,000	5.2%
Elias Tsoukalis Grammatikou Mesologiou Aitoloakarnanias Greece T.K. 30015	Common	813,033	5.2%
All officers and directors as a group (2 persons)	Common	9,100,000	57.4%

(1)

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based upon 15,845,000 issued and outstanding shares of common stock as of September 10, 2010.

(3)	These shares are held by Mr. Lizée’s wife Johanne Lizée. Mr. Lizée disclaims any voting power on beneficial ownership.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.

During the year ended May 31, 2010 and the year ended May 31, 2009, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2009 to May 31, 2010 and $120,000 for management services rendered for the period June 1, 2008 to May 31, 2009. As at May 31, 2010, accounts payable – related party includes a total of $283,211 due and payable to Mr. Zapatinas.

2.

During the year ended May 31, 2010 and the year ended May 31, 2009, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $56,310 for accounting services rendered and $18,409 for accounting services during the year ended May 31, 2009. As at May 31, 2010, accounts payable – related party includes a total of $69,720 due and payable to Mr. Lizée.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for the completed fiscal periods ended May 31, 2010 and May 31, 2009 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2010	Year Ended May 31, 2009
Audit Fees and Audit Related Fees	$24,000	$18,000
Tax Fees	-	-
All Other Fees	-	-
Total	$24,000	$18,000

In the above tables, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors before the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Child, Van Wagoner & Bradshaw and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Child, Van Wagoner & Bradshaw’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Amended Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1	Letter of Intent, 2008 between our company and H Pay Card Inc. (Incorporated by reference to the Exhibits filed with Form 8K on March 5, 2008)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated: September 14, 2010

/s/ Ron Lizée
By: Ron Lizée, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: September 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated: September 14, 2010

/s/ Ron Lizée
By: Ron Lizée, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated: September 14, 2010