Form 10-Q
period 2010-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2010-10-20
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

or

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

15,900,000 common shares outstanding as of October 18, 2010.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended August 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2010. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2009.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010

(Stated in US Dollars)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2010 and May 31, 2010

	August 31,	May 31,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash	$14,759	$4,047
Rent deposit	1,205	1,205

Total current assets	$15,964	$5,252

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$120,546	$133,476
Accounts payable – related party (Note 3)	837,942	634,337
Loan payable – related party (Note 3)	80,241	76,914
Accrued interest – loans payable	5,298	6,418
Convertible debenture including accrued interest, net of discount (Note 4)	55,653	54,481

Total current liabilities	1,099,680	905,626

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value 75,000,000 common shares authorized 15,900,000 and 15,870,000 common shares issued and outstanding for August 31, 2010 and May 31, 2010, respectively	15,900	15,870
Additional paid-in capital	215,314	185,344
Accumulated other comprehensive income	(6,234)	933
Deficit accumulated during the development stage	(1,308,696)	(1,102,521)

Total stockholders’ deficit	(1,083,716)	(900,374)

Total liabilities and stockholders’ deficit	$15,964	$5,252

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the 3 months ended August 31, 2010 and August 31, 2009 and the period from January 28, 2008 (Date of Inception) through August 31, 2010
Stated in U.S. Dollars

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2010	2009	2010

Expenses
Amortization of debt discount	$-	$7,182	$28,495
Consulting fees	30,000	43,075	353,689
Professional fees	14,886	26,080	174,226
Office and administration	12,966	20,391	121,863
Research and development	116,684	-	483,310
Wages and benefits	24,412	16,346	116,880
Rent	4,032	1,850	17,911

Operating loss	(202,980)	(114,924)	(1,296,374)

Interest income	-	-	616
Interest expense	(3,195)	(1,947)	(12,938)

Net loss	(206,175)	(116,871)	(1,308,696)

Other comprehensive income:
Foreign currency translation adjustment	(7,167)	(1,049)	(6,234)

Comprehensive loss for the year	$(213,342)	$(117,920)	$(1,314,930)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding	15,895,109	15,750,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S DEFICIT
from the period January 28, 2008 (Date of Inception) to August 31, 2010
Stated in U.S.Dollars

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the year	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	15,750	65,464	143	(357,577)	(276,220)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	790	-	790
Net loss for the period	-	-	-	-	(744,944)	(744,944)

Balance, May 31, 2010	15,870,000	$15,870	$185,344	$933	$(1,102,521)	$(900,374)

Common shares issued for cash @ $1.00 per share	30,000	30	29,970	-	-	30,000
Foreign currency translation adjustment	-	-	-	(7,167)	-	(7,167)
Net loss for the period	-	-	-	-	(206,175)	(206,175)

Balance, August 31, 2010	15,900,000	$15,900	$215,314	$(6,234)	$(1,308,,696)	$(1,083,716)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the 3 months ended August 31, 2010 and August 31, 2009 and for the period from January 28, 2008 (Date of Inception) through to August 31, 2010
Stated in U.S. Dollars

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(206,175)	$(116,871)	$(1,308,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	7,182	28,495
Accrued interest	52	1,173	14,446
Changes in operating assets and liabilities:
Decrease (increase) in tax refund receivable	-	703	-
Decrease (increase) in trade receivables	-	-	4,300
Decrease (increase) in prepaid expenses	-	(1,205)	(1,205)
Increase in accounts payable – related party	204,911	58,890	651,736
Increase in accounts payable and accrued liabilities	(12,930)	2,460	207,157

Cash flows used in operating activities	(14,142)	(47,668)	(403,767)

Cash Flows from Investing Activity
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692

Cash flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Repayment of loan payable – related party	-	(703)	(736)
Proceeds from loan payable – related party	-	-	103,263
Proceeds from loan payable	-	42,471	-
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	30,000	-	162,047

Cash flows provided by financing activities	30,000	41,768	286,079
Effect of exchange rate on cash	(5,146)	(1,029)	(3,526)
Increase (decrease) in cash during the period	10,712	(6,929)	14,759

Cash, beginning of period	4,047	23,593	-

Cash, end of period	$14,759	$16,664	$14,759

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Note 1 – Basis of presentation

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2010.

The interim consolidated financial statements present the balance sheets, statements of operations and comprehensive loss and cash flows of the Company and wholly-owned subsidiary Preaxia Canada Inc. (formerly Preaxia Health Care Payment System Inc. and formerly H-Pay Card Ltd.) These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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
May 31, 2010

Note 2 – Summary of significant accounting policies (Continued)

Nature and Continuance of Operations (Continued)

At August 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $1,308,696 since inception, has negative working capital of $1,083,716 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
August 31, 2010 and 2009

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
August 31, 2010 and 2009

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
August 31, 2010 and 2009

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $1,103,696 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the three months ended August 31, 2010, the Company’s president, Tom Zapatinas, invoiced $30,000 for management services rendered to the Company for the period June 1, 2010 to August 31, 2010. As at August 31, 2010, Accounts payable – related party includes a total of $343,606 due and payable to Mr. Zapatinas.

During the three months ended August 31, 2010, Lizée Gauthier Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $9,611 for accounting services rendered. As at August 31, 2010, Accounts payable – related party includes a total of $71,331 due and payable to Mr. Lizée.

During the three months ended August 31, 2010, shareholders of the company advanced the company $165,331. As of August 31, 2010 the company owed these shareholders $423,005.

Loans Payable

As at August 31, 2010, the Company has loans payable in the amount of $80,241. The loans payable are due to shareholders of the Company. The loans bears 6% interest per annum and are payable 30 days after demand is made by the lender.

Note 4 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company. The debenture was for a period of one year and bearing interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year. During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119. The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at August 31, 2010 was $55,653, including accrued interest in the amount of $9,148.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2010 and 2009

Note 5 – Share Issuances

On February 11, 2010, the Company approved the issuance of common stock with respect to four subscription agreements it had received in the amount $95,000 for 95,000 shares of common stock at $1.00 per share. The Company paid no commissions on this placement. The share certificates were issued on March 22, 2010.

The Company has received funds from a subscriber on May 14, 2010 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at August 31, 2010.

The Company has received funds from a subscriber on June 15, 2010 in the amount of $30,000 for 30,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at August 31, 2010.

Note 6 – Comparative financial statements

The comparative balance sheet for ended May 31, 2010 has been reclassified from statements previously presented to conform to the presentation of the August 31, 2010 consolidated balance sheet.

Note 7 – Subsequent Events

In accordance with ASC 855, management has evaluated the subsequent events through the date the financial statements were issued and has found not subsequent events to report.

Note 8 – Corporate Tax

The company has not filed corporate tax returns. The company has incurred substantial losses over the years and no tax payable is due.

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

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans, and;

(b)	Penetrate the health care processing market in Canada, and worldwide, by continuing to develop innovative health care processing products and services, and;

(c)	Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets, and;

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $2,500,000 in implementing our business plan of development and marketing of health care processing products and services. We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,500,000 to complete our business plan and pay our outstanding debts of approximately $1,000,000. Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $2,500,000 distributed, as follows:

Estimated Expenses
General and Administrative	$600,000
Research and Development	1,200,000
Marketing and Education	400,000
Professional Services	300,000
Total	$2,500,000

Our estimated expenses over the next twelve months are broken down as follows:

1.

General and Administrative We anticipate spending approximately $600,000 on general and administration costs in the next twelve months, which will include staff fees, office rent, office supplies, transfer agents, filing fees, bank service charges, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.

Research and Development We anticipate that we may spend approximately $1,200,000 in the next twelve months on consulting fees for programmers and in the development and acquisition of software for our processing services and products.

3.	Marketing and Education We anticipate spending approximately $400,000 as the costs of marketing and promoting our Company, our products and services, and educating the public to attract new accounts.

4.	Professional Services We anticipate that we may spend up to $300,000 in the next twelve months for professional services, which includes, accounting, auditing and legal fees.

Liquidity and Capital Resources

As of August 31, 2010, PreAxia’s cash balance is $14,759, compared to $4,047 as at May 31, 2010. Our Company will be required to raise capital to fund our operations. PreAxia’s cash on hand is currently our only source of liquidity. PreAxia had a working capital deficit of $1,083,716 as of August 31, 2010 compared with a working capital deficit of $900,374 as of May 31, 2010. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage. We project that we will require an estimated additional $2,083,716 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine. During the year ended May 31, 2010, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture. The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share. During the three months ended August 31, 2010, we obtained additional loans in the amount of $165,331 and received $30,000 in respect of four subscription agreements for 30,000 shares at $1.00 per share. The shares were approved by the board of directors on June 15, 2010 and issuance of these shares were still outstanding as at August 31, 2010. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at August 31, 2010 compared to May 31, 2010 are summarized as follows:

Working Capital

	August 31,	May 31,
	2010	2010

Current Assets	$15,964	$5,252
Current Liabilities	1,099,680	905,626
Working Capital (deficit)	$(1,083,716)	$(900,374)

The increase in our working capital deficit of $183,342 was primarily due to decrease in our accounts payable and accrued liabilities of $12,930, accounts payable and loans from related parties in the amount of $206,932, increase in our loans payable including convertible loan in the amount of $1,172, a decrease in accrued interest of $1,120 and increase in current assets of $10,712.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2010.

For the three month period ended August 31, 2010 and August 31, 2009

Our operating results for the three month period ended August 31, 2010 compared to the three month period ended August 31, 2009 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the three month period ended August 31, 2010 was $206,175 compared to $116,871 for the three month period ended August 31, 2009. The increase in loss of $89,304 for the three month period ending August 31, 2010 is due to increases in expenses of $116,684 for research and development, $8,066 for wages and benefits, $2,182 for rent, $1,248 for interest expenses and a decrease in the amount of $13,075 for consulting fees, decrease in the amount of $7,182 amortization on debt discount, decrease in the amount of $11,194 for professional fees and decrease in the amount of $7,425 in administration fees.

Research and Development

The Research and Development increased by $116,684 in the three month period ended August 31, 2010 compared to the three month period ended August 31, 2009, due to hiring new programmers in Bolivia in 2010 to complete the development of our software.

Wages and Benefits

The wages and benefits increased by $8,066 during the three month period ended August 31, 2010 compared to August 31, 2009, due to additional payroll remittances.

Consulting Fees

The consulting fees decreased by $13,075 during the period ended August 31, 2010 compared to August 31, 2009, due to the company paying consulting fees to a consultant for set-up of Bolivia operations, which are now being recorded as R & D expenses.

Office and Administration

The office and administration decreased by $7,425 during the period ended August 31, 2010 compared to August 31, 2009, due to the company incurring additional expenses during 2009 for setup of the new office space.

Professional Fees

The professional fees decreased by $11,194 during the three months ended August 31, 2010 compared to August 31, 2009, due to incurring legal fees and being invoiced by our accountant for additional months that had not been previously invoiced.

Rent

The rent increased by $2,182 during the three months ended August 31, 2010 compared to August 31, 2009 due to recording rent from Bolivia office.

Amortization of debt discount

The amortization of the debt discount for the three months ended August 31, 2010 decreased by $7,182, compared to August 31, 2009 due to the amortization of the convertible loan being finalized during the year.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report, August 31, 2010.

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

We incurred a net loss of $1,308,696 for the period from January 28, 2008 (date of inception) to August 31, 2010. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the fiscal year ended August 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We had a limited operational history. We are in the early commercialization stage of our business and therefore will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability and the need to raise additional funding. We will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. Such risks include the evolving and unpredictable nature of our business, our ability to anticipate and adapt to a developing market, acceptance by consumers of our products and the ability to identify, attract and retain qualified personnel. There can be no assurance that we will be successful in doing what is necessary to address these risks.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of October 18, 2010, there were 15,900,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
3.1(i)	Amended Articles of Incorporation	Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008.
3.2	Bylaws	Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006
10.1	Letter of Intent, 2008 between the Company and Preaxia Health Care Payment System Inc. (formerly H- Exhibits filed with Form 8-K on Pay Card Ltd.)	Incorporated by reference to the March 5, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By: /s/ Tom Zapatinas
Name: Tom Zapatinas
Title: President and Director (Principal Executive Officer)
Date: October 20, 2010

By: /s/ Ron Lizee
Name: Ron Lizee
Title: Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: October 20, 2010