Form 10-Q
period 2010-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2011-01-14
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

16,140,000 common shares outstanding as of January 14, 2011.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six month period ended November 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2010.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010

(Stated in US Dollars)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2010 and May 31, 2010
(Stated in US Dollars)

	November 30,	May 31,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash	$55,450	$4,047
Rent deposit	1,205	1,205

Total current assets	$56,655	$5,252

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$110,069	$133,476
Accounts payable – related party (Note 3)	913,421	634,337
Loan payable – related party (Note 3)	82,806	76,914
Accrued interest – loans payable	6,867	6,418
Convertible debenture including accrued interest, net of discount (Note 4)	56,812	54,481

Total current liabilities	1,169,975	905,626

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value 75,000,000 common shares authorized 16,140,000 and 15,870,000 common shares issued and outstanding for November 30, 2010 and May 31, 2010, respectively	16,140	15,870
Additional paid-in capital	455,074	185,344
Accumulated other comprehensive income	(22,438)	933
Deficit accumulated during the development stage	(1,562,096)	(1,102,521)

Total stockholders’ deficit	(1,113,320)	(900,374)

Total liabilities and stockholders’ deficit	$56,655	$5,252

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended November 30, 2010 and for the six months ended November 30, 2010 and the period from January 28, 2008 (Date of Inception) to November 30, 2010
(Stated in US Dollars)

					January 28,
					2008 (Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2010	2009	2010	2009	2010

Expenses
Amortization of debt discount	$-	$937	$-	$8,119	$28,495
Consulting fees	30,000	30,000	60,000	60,000	383,689
Professional fees	38,542	17,141	53,428	43,221	212,768
Office and administration	10,034	26,571	23,000	46,962	131,897
Research and development	141,359	40,188	258,043	53,263	624,669
Wages and benefits	23,980	25,028	48,392	41,374	140,860
Rent	5,229	3,879	9,261	5,729	23,140

Operating loss	(249,144)	(143,744)	(452,124)	(258,668)	(1,545,518)
Interest income	-	-	-	-	616
Interest expense	(4,256)	(1,152)	(7,451)	(3,099)	(17,194)

Net loss	(253,400)	(144,896)	(459,575)	(261,767)	(1,562,096)
Other comprehensive income:
Foreign currency translation adjustment	(16,204)	(370)	(23,371)	(1,419)	(22,438)

Comprehensive loss for the period	$(269,604)	$(145,266)	$(482,946)	$(263,186)	$(1,584,534)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of shares outstanding	15,982,198	15,750,000	15,938,415	15,750,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S DEFICIT
from the period January 28, 2008 (Date of Inception) to November 30, 2010
Stated in U.S.Dollars

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the year	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	15,750	65,464	143	(357,577)	(276,220)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	790	-	790
Net loss for the period	-	-	-	-	(744,944)	(744,944)

Balance, May 31, 2010	15,870,000	$15,870	$185,344	$933	$(1,102,521)	$(900,374)

Common shares issued for cash @ $1.00 per share	270,000	270	269,730	-	-	270,000
Foreign currency translation adjustment	-	-	-	(23,371)	-	(23,371)
Net loss for the period	-	-	-	-	(459,575)	(459,575)

Unaudited Balance, November 30, 2010	16,140,000	$16,140	$455,074	$(22,438)	$(1,562,096)	$(1,113,320)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the 6 months ended November 30, 2010 and November 30, 2009 and for the period from January 28, 2008 (Date of Inception) through to November 30, 2010
Stated in U.S. Dollars

			January 28,
			2008(Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(459,575)	$(261,767)	$(1,562,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	8,119	28,495
Accrued interest	2,780	1,325	17,174
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	703	4,300
Decrease (increase) in prepaid expenses	-	(1,205)	(1,205)
Increase in accounts payable – related party	272,545	225,505	719,370
Increase (decrease) in accounts payable and accrued	(23,407)	31,581	196,680
liabilities

Cash flows used in operating activities	(207,657)	4,261	(597,282)

Cash Flows from Investing Activity
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692

Cash flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Repayment of loan payable – related party	-	(703)	(736)
Proceeds from loan payable – related party	-	-	103,263
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	270,000	-	402,047

Cash flows provided by financing activities	270,000	(703)	526,079
Effect of exchange rate on cash	(10,940)	(1,398)	(9,320)
Increase (decrease) in cash during the period	51,403	2,160	55,450

Cash, beginning of period	4,047	23,593	-

Cash, end of period	$55,450	$25,753	$55,450

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010 and 2009

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2010, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010

Note 2 – Summary of significant accounting policies (Continued)

Nature and Continuance of Operations (Continued)

At November 30, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $1,562,096 since inception, has negative working capital of $1,113,320 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010 and 2009

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010 and 2009

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-29 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010 and 2009

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $1,562,096 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the six months ended November 30, 2010, the Company’s president, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company for the period June 1, 2010 to November 30, 2010. As at November 30, 2010, Accounts payable – related party includes a total of $358,571 due and payable to Mr. Zapatinas.

During the six months ended November 30, 2010, Lizée Gauthier Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $16,542 for accounting services rendered. As at November 30, 2010, Accounts payable – related party includes a total of $77,873 due and payable to Mr. Lizée.

During the six months ended November 30, 2010, shareholders of the Company advanced the Company $237,895. As of November 30, 2010 the Company owed these shareholders $476,977.

Loans Payable

As at November 30, 2010, the Company has loans payable in the amount of $82,806. The loans payable are due to shareholders of the Company. The loans bears 6% interest per annum and are payable 30 days after demand is made by the lender.

Note 4 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company. The debenture was for a period of one year and bearing interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year. During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119. The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at November 30, 2010 was $56,812, including accrued interest in the amount of $9,148.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
November 30, 2010 and 2009

Note 5 – Share Issuances

On February 11, 2010, the Company approved the issuance of common stock with respect to four subscription agreements it had received in the amount $95,000 for 95,000 shares of common stock at $1.00 per share. The Company paid no commissions on this placement. The share certificates were issued on March 22, 2010.

The Company has received funds from a subscriber on May 14, 2010 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at November 30, 2010.

The Company has received funds from a subscriber on June 15, 2010 in the amount of $30,000 for 30,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at November 30, 2010.

The Company has received funds from a subscriber on October 28, 2010 in the amount of $200,000 for 200,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at November 30, 2010.

The Company has received funds from a subscriber on November 8, 2010 in the amount of $15,000 for 15,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at November 30, 2010.

The Company approved the transfer of $25,000 funds from a subscription. Accounts payable – Related Party for share issuance of 25,000 shares of common stock at $1.00 per share. Issuance of common stock has not been made at November 30, 2010.

Note 6 – Comparative financial statements

The comparative balance sheet for ended May 31, 2010 has been reclassified from statements previously presented to conform to the presentation of the November 30, 2010 consolidated balance sheet.

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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. PreAxia disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, except as required by applicable law, including the securities laws of the United States.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2010, together with notes thereto. As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $2,400,000 in implementing our business plan of development and marketing of health care processing products and services. We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,400,000 to complete our business plan and pay our outstanding debts of approximately $1,000,000. Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $2,400,000 distributed, as follows:

Estimated Expenses
General and Administrative	$700,000
Research and Development	800,000
Marketing and Education	600,000
Professional Services	300,000
Total	$2,400,000

Our estimated expenses over the next twelve months are broken down as follows:

1.

General and Administrative We anticipate spending approximately $700,000 on general and administration costs in the next twelve months, which will include staff fees, office rent, office supplies, transfer agents, filing fees, bank service charges, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.

Research and Development We anticipate that we may spend approximately $800,000 in the next twelve months on consulting fees for programmers and in the development and acquisition of software for our processing services and products.

3.	Marketing and Education We anticipate spending approximately $600,000 as the costs of marketing and promoting our Company, our products and services, and educating the public to attract new accounts.

4.	Professional Services We anticipate that we may spend up to $300,000 in the next twelve months for professional services, which includes, accounting, auditing, legal fees and investor relations.

Liquidity and Capital Resources

As of November 30, 2010, PreAxia’s cash balance is $55,450, compared to $4,047 as at May 31, 2010. Our Company will be required to raise capital to fund our operations. PreAxia’s cash on hand is currently our only source of liquidity. PreAxia had a working capital deficit of $1,113,320 as of November 30, 2010 compared with a working capital deficit of $900,374 as of May 31, 2010. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage. We project that we will require an estimated additional $2,344,550 over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine. During the year ended May 31, 2010, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture. The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share. During the six months ended November 30, 2010, we obtained additional loans in the amount of $2,207 and received $295,000 in respect of four subscription agreements for 295,000 shares at $1.00 per share. The shares were approved by the board of directors. The issuance of 240,000 shares were still outstanding as at November 30, 2010. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at November 30, 2010 compared to May 31, 2010 are summarized as follows:

Working Capital

	November 30,	May 31,
	2010	2010

Current Assets	$56,655	$5,252
Current Liabilities	1,169,975	905,626
Working Capital (deficit)	$(1,113,320)	$(900,374)

The increase in our working capital deficit of $212,946 was primarily due to decrease in our accounts payable and accrued liabilities of $23,407, increase in our accounts payable and loans from related parties in the amount of $284,976, increase in our convertible loan in the amount of $2,331, a decrease in accrued interest of $449 and increase in current assets of $51,403.

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

For the three month period ended November 30, 2010 and November 30, 2009

Our operating results for the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the three month period ended November 30, 2010 was $253,400 compared to $144,896 for the three month period ended November 30, 2009. The increase in loss of $108,504 for the three month period ending November 30, 2010 is due to increases in expenses of $101,171 for research and development, decrease of $1,048 for wages and benefits, increase of $1,350 for rent, increase of $3,104 for interest expenses, decrease in the amount of $937 for amortization on debt discount, increase in the amount of $21,401 for professional fees and decrease in the amount of $16,537 in office and administration fees.

Research and Development

The Research and Development increased by $101,171 in the three month period ended November 30, 2010 compared to the three month period ended November 30, 2009, due to hiring new programmers in Bolivia in 2010 to complete the development of our software.

Wages and Benefits

The wages and benefits decreased by $1,048 during the three month period ended November 30, 2010 compared to November 30, 2009, due to a reduction in payroll benefits, because of reaching maximum levels required.

Office and Administration

The office and administration decreased by $16,537 during the period ended November 30, 2010 compared to November 30, 2009, due to the company incurring additional expenses for the set up of the Bolivia office during the three months ended November 30, 2009.

Professional Fees

The professional fees increased by $21,401 during the three months ended November 30, 2010 compared to November 30, 2009, due to an increase in legal fees for our in-house lawyer and increase in audit and accounting fees due to additional workload.

Rent

The rent increased by $1,350 during the three months ended November 30, 2010 compared to November 30, 2009 due to paying the occupancy costs for the year.

Amortization of debt discount

The amortization of the debt discount for the three months ended November 30, 2010 decreased by $937, compared to November 30, 2009 due to the amortization of the convertible loan being finalized during the year.

For the six month period ended November 30, 2010 and November 30, 2009

Our operating results for the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the six month period ended November 30, 2010 was $459,575 compared to $261,767 for the six month period ended November 30, 2009. The increase in loss of $197,808 for the six month period ending November 30, 2010 is due to increases in expenses of $204,780 for research and development, increase of $7,018 for wages and benefits, increase of $3,532 for rent, increase of $4,352 for interest expenses, decrease in the amount of $8,119 for amortization on debt discount, increase in the amount of $10,207 for professional fees and decrease in the amount of $23,962 in office and administration fees.

Research and Development

The Research and Development increased by $204,780 in the six month period ended November 30, 2010 compared to the six month period ended November 30, 2009, due to hiring new programmers in Bolivia in 2010 to complete the development of our software.

Wages and Benefits

The wages and benefits increased by $7,018 during the six month period ended November 30, 2010 compared to November 30, 2009, due to hiring the employee on July 1, 2009 and only having 5 pay periods in the six month period ended November 30, 2009 compared to six in the period ended November 30, 2010.

Office and Administration

The office and administration decreased by $23,962 during the period ended November 30, 2010 compared to November 30, 2009, due to the company incurring additional expenses for the set up of the Bolivia office during the six months ended November 30, 2009.

Professional Fees

The professional fees increased by $10,207 during the six months ended November 30, 2010 compared to November 30, 2009, due to additional legal fees for our in-house lawyer and increase in audit and accounting fees due to additional workload.

Rent

The rent increased by $3,532 during the six months ended November 30, 2010 compared to November 30, 2009 due to paying the occupancy costs in the amount of $1,119 during the six months ended November 30, 2010 and due to only having 5 months of rent for the period ended November 30, 2009.

Amortization of debt discount

The amortization of the debt discount for the six months ended November 30, 2010 decreased by $8,119, compared to November 30, 2009 due to the amortization of the convertible loan being finalized during the period ended November 30, 2010.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2010. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report, November 30, 2010.

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

Changes in Internal Control over Financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We incurred a net loss of $1,562,096 for the period from January 28, 2008 (date of inception) to November 30, 2010. Because we are in the development stage and are yet to attain profitable operations, in their report on our financial statements for the fiscal year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of January 14, 2011, there were 16,140,000 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2010, we issued 200,000 shares at $1.00 per share for total proceeds of $200,000 to two investors. We issued these shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On December 13, 2010, we issued 40,000 shares at $1.00 per share for total proceeds of $40,000 to one investor. 25,000 of these shares were paid for by applying $25,000 owed by our company. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On December 20, 2010, we issued 25,000 shares at $1.00 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On December 20, 2010, we issued 30,000 shares at $1.00 per share for total proceeds of $30,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By: /s/Tom Zapatinas
Name: Tom Zapatinas
Title: President and Director (Principal Executive Officer)
Date: January 14, 2011

By: /s/ Ron Lizée
Name: Ron Lizée
Title: Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2011