Form 10-Q
period 2011-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2011-04-14
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ______________

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

16,522,500 common shares outstanding as of April 14, 2011.

ii

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
TABLE OF CONTENTS

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine month period ended February 28, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2011. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2010.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2011

(Stated in US Dollars)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2011 and May 31, 2010
(Stated in US Dollars)

	February 28,	May 31,
	2010	2010
	(Unaudited)

ASSETS
Current assets
Cash	$160,574	$4,047
Rent deposit	1,205	1,205

Total current assets	$161,779	$5,252

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	$112,840	$133,476
Accounts payable – related party (Note 3)	940,009	634,337
Loan payable – related party (Note 3)	86,383	76,914
Accrued interest – loans payable	7,022	6,418
Convertible debenture including accrued interest, net of discount (Note 4)	57,959	54,481

Total current liabilities	1,204,213	905,626

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value 75,000,000 common shares authorized 16,522,500 and 15,870,000 common shares issued and outstanding for February 28, 2011 and May 31, 2010, respectively	16,523	15,870
Additional paid-in capital	837,191	185,344
Accumulated other comprehensive income	(32,478)	933
Deficit accumulated during the development stage	(1,863,670)	(1,102,521)

Total stockholders’ deficit	(1,042,434)	(900,374)

Total liabilities and stockholders’ deficit	$161,779	$5,252

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
for the three months ended February 28, 2011 and 2010 and for the nine months ended February 28, 2011 and 2010 and the period from January 28, 2008 (Date of Inception) to February 28, 2011
(Stated in US Dollars)

					January 28,
					2008 (Date of
	Three months ended		Nine months ended		Inception) to
	February 28,		February 28,		February 28,
	2011	2010	2011	2010	2011

Expenses
Amortization of debt discount	$-	$-	$-	$8,119	$28,495
Consulting fees	30,000	30,000	90,000	90,000	413,689
Professional fees	32,115	24,483	85,543	67,704	244,883
Office and administration	15,081	4,402	38,081	34,902	146,978
Research and development	186,501	143,176	444,544	212,901	811,170
Wages and benefits	26,516	24,937	74,908	66,311	167,376
Rent	4,217	4,027	13,478	9,756	27,357

Operating loss	(294,430)	(231,025)	(746,554)	(489,693)	(1,839,948)
Interest income	-	-	-	-	616
Interest expense	(7,144)	(3,132)	(14,595)	(6,231)	(24,338)

Net loss	(301,574)	(234,157)	(761,149)	(495,924)	(1,863,670)
Other comprehensive income:
Foreign currency translation adjustment	(10,040)	(912)	(33,411)	(2,331)	(32,478)

Comprehensive loss for the period	$(311,614)	$(235,069)	$(794,560)	$(498,255)	$(1,896,148)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of shares outstanding	16,278,036	15,769,944	16,033,187	15,755,916

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDER’S DEFICIT
from the period January 28, 2008 (Date of Inception) to February 28, 2011
Stated in U.S.Dollars

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,969	-	-	40,719
Foreign currency translation adjustment	-	-	-	(395)	-	(395)
Net loss for the year	-	-	-	-	(24,352)	(24,352)

Balance, May 31, 2008	15,750,000	15,750	36,969	(395)	(24,352)	27,972

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	538	-	538
Net loss for the year	-	-	-	-	(333,225)	(333,225)

Balance, May 31, 2009	15,750,000	15,750	65,464	143	(357,577)	(276,220)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	790	-	790
Net loss for the period	-	-	-	-	(744,944)	(744,944)

Balance, May 31, 2010	15,870,000	15,870	185,344	933	(1,102,521)	(900,374)

Common shares issued for cash @ $1.00 per share	652,500	653	651,847	-	-	652,500
Foreign currency translation adjustment	-	-	-	(33,411)	-	(33,411)
Net loss for the period	-	-	-	-	(761,149)	(761,149)

Unaudited Balance, February 28, 2011	16,522,500	$16,523	$837,191	$(32,478)	$(1,863,670)	$(1,042,434)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
for the 9 months ended February 28, 2011 and February 28, 2010 and for the period from January 28, 2008 (Date of Inception) through to February 28, 2011
Stated in U.S. Dollars

			January 28,
			2008 (Date of
	Nine months ended		Inception) to
	February 28,		February 28,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(761,149)	$(495,924)	$(1,863,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	8,119	28,495
Accrued interest	3,718	3,479	18,112
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	709	4,300
Decrease (increase) in prepaid expenses	-	(1,205)	(1,205)
Increase in accounts payable – related party	305,672	141,982	752,497
Increase (decrease) in accounts payable and accrued	(20,636)	55,154	199,451
liabilities

Cash flows used in operating activities	(472,395)	(287,686)	(862,020)

Cash Flows from Investing Activity
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692

Cash flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Repayment of loan payable – related party	-	(709)	(736)
Proceeds from loan payable – related party	9,469	187,780	112,732
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	652,500	95,000	784,547

Cash flows provided by financing activities	661,969	282,071	918,048
Effect of exchange rate on cash	(33,047)	(2,310)	(31,427)
Increase (decrease) in cash during the period	156,527	(7,925)	160,574

Cash, beginning of period	4,047	23,593	-

Cash, end of period	$160,574	$15,668	$160,574

Supplemental disclosure:
Non-cash transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2011 and 2010

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2011, and the results of operations, and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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
February 28, 2011 and 2010

Note 2 – Summary of significant accounting policies (Continued)

Nature and Continuance of Operations (Continued)

At February 28, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,863,670 since inception, has negative working capital of $1,042,434 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
February 28, 2011 and 2010

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
February 28, 2011 and 2010

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-02 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2011 and 2010

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of $1,863,670 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the nine months ended February 28, 2011, the Company’s president, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company for the period June 1, 2010 to February 28, 2011. As at February 28, 2011, Accounts payable – related party includes a total of $370,440 due and payable to Mr. Zapatinas.

During the nine months ended February 28, 2011, Lizée Gauthier Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $21,223 for accounting services rendered. As at February 28, 2011, Accounts payable – related party includes a total of $81,043 due and payable to Mr. Lizée.

During the nine months ended February 28, 2011, shareholders of the Company advanced the Company $258,368. As of February 28, 2011 the Company owed these shareholders $488,526.

Loans Payable

As at February 28, 2011, the Company has loans payable in the amount of $86,383. The loans payable are due to shareholders of the Company. The loans bears 6% interest per annum and are payable 30 days after demand is made by the lender.

Note 4 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company. The debenture was for a period of one year and bearing interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year. During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119. The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at February 28, 2011 was $57,959, including accrued interest in the amount of $11,454.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2011 and 2010

Note 5 – Share Issuances

On February 11, 2010, the Company approved the issuance of common stock with respect to four subscription agreements it had received in the amount $95,000 for 95,000 shares of common stock at $1.00 per share. The Company paid no commissions on this placement. The share certificates were issued on March 22, 2010.

The Company has received funds from a subscriber on May 14, 2010 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. The share certificate was issued on December 20, 2010.

The Company has received funds from a subscriber on June 15, 2010 in the amount of $30,000 for 30,000 shares of common stock at $1.00 per share. The share certificate was issued on December 15, 2010.

The Company has received funds from a subscriber on October 28, 2010 in the amount of $200,000 for 200,000 shares of common stock at $1.00 per share. The share certificate was issued on December 13, 2010.

The Company has received funds from a subscriber on November 8, 2010 in the amount of $15,000 for 15,000 shares of common stock at $1.00 per share. The share certificate was issued on December 13, 2010.

The Company approved the transfer of $25,000 funds from a subscription. Accounts payable – Related Party for share issuance of 25,000 shares of common stock at $1.00 per share. The share certificate was issued on December 13, 2010.

The Company has received funds from a subscriber on December 20, 2010 in the amount of $100,000 for 100,000 shares of common stock at $1.00 per share. The share certificate was issued on January 3, 2011.

The Company has received funds from a subscriber on January 25, 2011 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. The share certificate was issued on February 3, 2011.

The Company has received funds from a subscriber on February 7, 2011 in the amount of $50,000 for 50,000 shares of common stock at $1.00 per share. The share certificate was issued on February 14, 2011.

The Company has received funds from a subscriber on January 31, 2011 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. The share certificate was issued on February 14, 2011.

The Company has received funds from a subscriber on February 10, 2011 in the amount of $12,500 for 12,500 shares of common stock at $1.00 per share. The share certificate was issued on February 14, 2011.

The Company has received funds from a subscriber on January 31, 2011 in the amount of $20,000 for 20,000 shares of common stock at $1.00 per share. The share certificate was issued on February 14, 2011.

The Company has received funds from a subscriber on February 28, 2011 in the amount of $150,000 for 150,000 shares of common stock at $1.00 per share. The share certificate was issued on March 17, 2011.

Note 6 – Comparative financial statements

The comparative balance sheet for ended May 31, 2010 has been reclassified from statements previously presented to conform to the presentation of the February 28, 2011 consolidated balance sheet.

Note 7 – Subsequent Events

Subsequent to February 28, 2011, the Company received funds from a subscriber on March 10, 2011 in the amount of $50,000 for 50,000 shares of common stock at $1.00 per share. The share certificate was issued on March 17, 2011.

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

The technical development of our web-based platform is well underway. We believe that, when launched, our new web-based health-payment transaction solution will be extremely fast and able to process numerous transactions and broker applications. Therefore, reducing costs. The core beneficiaries of this technology will be third party administrators (“TPA”), brokers, and related parties with a growing interest in HSA.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $2,400,000 in implementing our business plan of development and marketing of health care processing products and services. We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,600,000 to complete our business plan and pay our outstanding debts of approximately $1,200,000. Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $2,400,000 distributed, as follows:

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

Liquidity and Capital Resources

As of February 28, 2011, PreAxia’s cash balance is $160,574, compared to $4,047 as at May 31, 2010. Our Company will be required to raise capital to fund our operations. PreAxia’s cash on hand is currently our only source of liquidity. PreAxia had a working capital deficit of $1,042,434 as of February 28, 2011 compared with a working capital deficit of $900,374 as of May 31, 2010. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage. We project that we will require an estimated additional $2,238,221 (2,400,000 –161,779) over the next twelve month period to fund our operating cash shortfall. Our Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine. During the year ended May 31, 2010, we raised a total of $46,505 ($50,000 CDN) by way of a convertible debenture. The note is for a term of one year with interest at 10% per annum and is convertible at $0.50 per share. During the nine months ended February 28, 2011, we obtained additional loans from related parties in the amount of $9,469 and received $652,500 in respect of ten subscription agreements for 652,500 shares at $1.00 per share. The shares were approved by the board of directors. The issuance of 150,000 shares were still outstanding as at February 28, 2011 and issued on March 17, 2011. There are no assurances that we will be able to obtain funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at February 28, 2011 compared to May 31, 2010 are summarized as follows:

Working Capital
	February 28,	May 31,
	2011	2010

Current Assets	$161,779	$5,252
Current Liabilities	1,204,213	905,626
Working Capital (deficit)	$(1,042,434)	$(900,374)

The increase in our working capital deficit of $142,060 was primarily due to decrease in our accounts payable and accrued liabilities of $20,636, increase in our accounts payable and loans from related parties in the amount of $315,141, increase in our convertible loan in the amount of $3,478, an increase in accrued interest of $604 and increase in current assets of $156,527.

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

For the three month period ended February 28, 2011 and February 28, 2010

Our operating results for the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the three month period ended February 28, 2011 was $301,574 compared to $234,157 for the three month period ended February 28, 2010. The increase in loss of $67,417 for the three month period ending February 28, 2011 is due to increases in expenses of $43,325 for research and development, increase of $1,579 for wages and benefits, increase of $190 for rent, increase of $4,012 for interest expenses, increase in the amount of $7,632 for professional fees and increase in the amount of $10,679 in office and administration fees.

Research and Development

The Research and Development increased by $43,325 in the three month period ended February 28, 2011 compared to the three month period ended February 28, 2010, due to hiring additional programmers and acquisition of equipment to complete the development of our software.

Wages and Benefits

The wages and benefits increased by $1,579 during the three month period ended February 28, 2011 compared to February 28, 2010, due to the period ended February 28, 2011 incurring an increase in payroll deductions compared to the period ended February 28, 2010.

Office and Administration

The office and administration increased by $10,679 during the period ended February 28, 2011 compared to February 28, 2010, due to the company incurring additional expenses for travel and telephone during the period ended February 28, 2011.

Professional Fees

The professional fees increased by $7,632 during the three months ended February 28, 2011 compared to February 28, 2010, due to an increase in additional workload required for audit and accounting fees.

Rent

The rent increased by $190 during the three months ended February 28, 2011 compared to February 28, 2010 because in the period ended February 28, 2010 only paid rent for partial month.

For the nine month period ended February 28, 2011 and February 28, 2010

Our operating results for the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net loss for the nine month period ended February 28, 2011 was $761,149 compared to $495,924 for the nine month period ended February 28, 2010. The increase in loss of $265,225 for the nine month period ending February 28, 2011 is due to increases in expenses of $231,643 for research and development, increase of $8,597 for wages and benefits, increase of $3,722 for rent, increase of $8,364 for interest expenses, decrease in the amount of $8,119 for amortization on debt discount, increase in the amount of $17,839 for professional fees and increase in the amount of $3,179 in office and administration fees.

Research and Development

The Research and Development increased by $231,643 in the nine month period ended February 28, 2011 compared to the nine month period ended February 28, 2010, due to hiring additional programmers, acquisition of equipment and hiring a technology manager during the period to complete the development of our software.

Wages and Benefits

The wages and benefits increased by $8,597 during the nine month period ended February 28, 2011 compared to February 28, 2010, due to the period ended February 28, 2010 only had expenses for eight months compared to nine months for the period ended February 28, 2011 because the employee was hired on July 1, 2009.

Office and Administration

The office and administration increased by $3,179 during the period ended February 28, 2011 compared to February 28, 2010, due to additional travel requirements during the period ended February 28, 2011.

Professional Fees

The professional fees increased by $17,839 during the nine months ended February 28, 2011 compared to February 28, 2010, due to additional legal fees for our in-house lawyer and increase in audit and accounting fees.

Rent

The rent increased by $3,722 during the nine months ended February 28, 2011 compared to February 28, 2010 due to having only 7.5 months of rent for the period ended February 28, 2010.

Amortization of debt discount

The amortization of the debt discount for the nine months ended February 28, 2011 decreased by $8,119, compared to February 28, 2010 due to the amortization of the convertible loan being finalized during the period ended February 28, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as at the end of the period covered by this quarterly report, February 28, 2011.

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

Changes in Internal Control over Financial reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We incurred a net loss of $1,863,670 for the period from January 28, 2008 (date of inception) to February 28, 2011. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2010, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of April 14, 2011, there were 16,522,500 shares of our common stock issued and outstanding Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 3, 2011, we issued 100,000 shares of common stock at $1.00 per share for total proceeds of $100,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 3, 2011, we issued 25,000 shares of common stock at $1.00 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 14, 2011, we issued 50,000 shares of common stock at $1.00 per share for total proceeds of $50,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 14, 2011, we issued 25,000 shares of common stock at $1.00 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 14, 2011, we issued 12,500 shares of common stock at $1.00 per share for total proceeds of $12,500 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On February 14, 2011, we issued 20,000 shares of common stock at $1.00 per share for total proceeds of $20,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On March 17, 2011, we issued 150,000 shares of common stock at $1.00 per share for total proceeds of $150,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

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
Date: April 14, 2011

By: /s/ Ron Lizée
Name: Ron Lizée
Title: Treasurer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: April 14, 2011