Form 10-K
period 2011-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2011-10-21
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-53490

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

#207, 1410 – 11th Avenue SW Calgary, Alberta T3C OM8
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (403) 850-4120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

ii

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

$7,040,000 based on a price of $1.00 per share multiplied by 7,040,000 shares of common stock held by non-affiliates as of November 30, 2010.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
16,677,500 shares of common stock as of October 12, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable.

iii

PART I

FORWARD-LOOKING STATEMENTS.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 5, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our product; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

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

PreAxia is in the process of developing software systems for the issuing of health payment cards and financial transaction processing services that will be fully managed by a data center. Products and services are anticipated to include:

  Payment card issuance on behalf of issuing bank partners for customer-branded credit cards and Interac payment cards. The cards are anticipated to be issued with Canadian and United States access through Interac (Canada) and STAR (United States) ATM, as well as inter-bank networks.

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

We anticipate that prime targets will be organizations that make a significant number of payments to individuals by way of cheques or serve individuals with limited or no access to bank accounts. We anticipate that PreAxia’s products will replace the usage of cheques for people who prefer electronic delivery of funds through a multi-functional Interac or major credit card and generate cost savings benefits and increased efficiencies for its clients.

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

  DataWave Systems Inc. provides prepaid card products for scheme cards as well as prepaid phone cards and prepaid wireless airtime. It offers “instant activation” through retail point of sale (“POS”) terminals. DataWave Systems Inc. is owned by InComm, a global provider of prepaid services. DataWave Systems Inc. also powers the Peoples Trust Company’s card service initiative, “HorizonPlus”, which is the contracted provider of “Titanium” card services.

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

Research and Development

For the year ended May 31, 2011, we expended $649,324 on research and development compared to $355,856 during year ended May 31, 2010.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas. We entered into an employment agreement effective July 1, 2009 with Mr. Geneau for the position of chief marketing and privacy officer. Effective June 30, 2011, this employee resigned. Effective September 1, 2011, an employment agreement was signed with Mr. Perry Shoom for the position of general manager. We anticipate that we will hire additional key staff throughout 2011 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

ITEM 1A. RISK FACTORS

Risks Related to our Company

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

Our disclosure controls and procedures and internal control over financial reporting were not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of May 31, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2011 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated this material weakness and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

Risks Related to our Business

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

Certain directors and officers of PreAxia may become associated with other reporting issuers or other corporations which may give rise to conflicts of interest. Directors who have a material interest or any person who is a party to a material contract or a proposed material contract with PreAxia are required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, the directors are required to act honestly, and in good faith, with a view to the best interests of PreAxia, as the case may be.

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

Risks Related to our Common Stock

There is currently no trading market for our common stock.

There is currently no trading market for our common stock. Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock and our common stock may never be included for trading on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market and the OTC Bulletin Board). You may not be able to sell your shares due to the absence of a trading market. Any market that develops for our common stock likely will be illiquid and the price of our common stock could be subject to volatility related or unrelated to our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We presently lease office space of 712 square feet in Calgary, Alberta Canada at $1,190.00 USD (($1,333 CDN @ .893) per month. The term of the lease was for a period of one year with an option to renew the lease at the same rental rate for a further two (2) terms of one year each. On August 1, 2010, we exercised our option to renew the lease to the end of July 31, 2011. Effective August 1, 2011 we exercised our second term option to July 31, 2012. The office is located at #207, 1410 – 11th Avenue S.W., Calgary, Alberta.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Until September 2, 2010, our common stock was quoted on the OTC Bulletin Board, but effective September 3, 2010, our common stock has not been eligible for quotation on the OTC Bulleting Board. We cannot assure you that there will be a market for our common stock in the future.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2011 and 2010.

Quarter Ended	High	Low
05/31/2011	$0.00	$0.00
02/28/2011	$0.00	$0.00
11/30/2010	$0.00	$0.00
08/31/2010	$0.00	$0.00
05/31/2010	$0.00	$0.00
02/28/2010	$0.00	$0.00
11/30/2009	$0.25	$0.00
08/31/2009	$0.00	$0.00

Holders of Our Common Stock

As of October 12, 2011, there were 74 holders of record of our common stock and 16,677,500 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	N/A	2,000,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,000,000

Recent Sales of Unregistered Securities

Except as disclosed below, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2011.

We have received funds from a subscriber on May 20, 2010 in the amount of $20,000 for 20,000 shares of common stock at $1.00 per share. Issuance of common stock has been made at May 31, 2011. We sold these shares to one non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on the exemptions from the registration requirements of the Securities Act of 1933 provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 15, 2010, we issued 30,000 shares at $1.00 per share for total proceeds of $30,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On December 13, 2010, we issued 240,000 shares of common stock at $1.00 per share for total proceeds of $240,000 to two investors. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

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

On February 14, 2011, we issued 107,500 shares of common stock at $1.00 per share for total proceeds of $107,500 to four investors. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On March 17, 2011, we issued 50,000 shares of common stock at $1.00 per share for total proceeds of $50,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On March 17, 2011, we issued 150,000 shares of common stock at $1.00 per share for total proceeds of $150,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On May 5, 2011, we issued 25,000 shares at $1.00 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On September 1, 2011, we issued 25,000 shares at $1.00 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On September 1, 2011, we issued an aggregate of 25,000 shares at $1.00 per share for total proceeds of $25,000 to one investor. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

On September 1, 2011, we issued an aggregate of 10,000 shares at $1.00 per share for total proceeds of $10,000 to one investor. We issued these shares pursuant to an exemption from registration set out in Section 4(2) of the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General Overview

Our company undertakes all of its operations through PreAxia Canada, our wholly-owned subsidiary. PreAxia Canada is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of HSAs. There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of developing and marketing of health care processing products and services. We do not expect to generate any revenues during the year. Therefore, we will be required to raise a total of $2,850,000 to complete our business plan and pay our existing outstanding debts of approximately $1,300,000. Our working capital requirements for both our company and PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	$450,000
Marketing and Education	$450,000
Professional Services	$350,000
Total	$1,550,000

Our estimated expenses over the next twelve months are broken down as follows:

1.

General and Administrative We anticipate spending approximately $300,000 on general and administration costs in the next twelve months, which will include office rent, office supplies, transfer agents, filing fees, bank service charges, salary for our administrator, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.

Research and Development We anticipate that we may spend approximately $450,000 in the next twelve months in the maintenance of our development and additional acquisition of software for our processing services and products.

3.

Marketing and Education We anticipate spending approximately $450,000 on the costs of staff and personnel marketing and promoting our company, our products and services, and educating the public to attract new accounts, including staff and personnel.

4.

Professional Services We anticipate that we may spend up to $350,000 in the next twelve months for professional services, which includes stock-based compensation, consulting fees, accounting, auditing and legal fees.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

As of May 31, 2011, we had a bank deficit of $19,297, compared to a cash balance of $4,047 as at May 31, 2010. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,307,545 as of May 31, 2011 compared with a working capital deficit of $900,374 as of May 31, 2010.

Subsequent to May 31, 2011, we have received an aggregate of CDN$45,000 loan advances from one of our shareholders, with interest calculated at six percent per annum, payable on demand, and an aggregate of CDN$40,000 loan advances from two of our shareholders, which bear no interest and are payable 30 days after demand. In addition, on September 1, 2011 we issued an aggregate of 60,000 shares at $1.00 per share for total proceeds of $60,000 to three investors.

Our company currently has no cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada. We project that we will require an estimated additional $2,857,545 over the next twelve month period to fund our operating cash shortfall calculated as $1,307,545 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2012. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2011 and May 31, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2011	May 31, 2010
Current Assets	$1,205	$5,252
Current Liabilities	$1,308,750	$905,626
Working Capital (deficit)	$(1,307,545)	$(900,374)

The increase in our working deficit of $407,171 was primarily due to increases in our bank overdraft and accounts payables related parties, an increase in additional loans payable at the end of the year and the convertible debenture.

Cash Flows

	Year Ended	Year Ended
	May 31, 2011	May 31, 2010
Net cash used in Operating Activities	$(755,409)	$(198,319)
Net cash provided by Investing Activities	$-	$-
Net cash provided by Financing Activities	$751,362	$178,672
Effect of exchange rate on cash	$-	$101
Change in Cash and Cash Equivalents During the Period	$(4,047)	$(19,546)

Cash Used in Operating Activities

During the year ended May 31, 2011, we used net cash in operating activities in the amount of $755,409 primarily towards general and administrative expenses, as well as an increase in accounts payable, accrued liabilities and, interest payable of $22,776 and net change in accounts payable related parties of $374,374.

Cash Provided by Investing Activities

During the year ended May 31, 2011, no funds were provided by investing activities.

Cash from Financing Activities

We received net cash from financing activities during the year ended May 31, 2011. Net cash generated by financing activities is attributable to cash received from bank overdraft of $19,282, net loan advances and accrued interest payable totalling $9,580, and the sale of common stock of $722,500 for net cash from financing activities totalling $751,362.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2011, which are included herein. Our operating results for the year ended May 31, 2011 and May 31, 2010 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2011 and May 31, 2010 were as follows:

	Year Ended	Year Ended
	May 31, 2011	May 31, 2010%
Consulting Fees	$120,000	$120,000	-
Professional Fees	126,876	87,808	44.5%
Office and Administration	95,631	60,396	58.4%
Research and Development	649,324	355,856	82.5%
Wages and Benefits	102,794	92,468	11.2%
Rent	17,841	13,879	28.6%
	$1,112,466	$730,407

Operating expenses for the 12 months ended May 31, 2011 were $1,112,466, which is an increase of $382,059 compared to the year ended May 31, 2010. The increase was due to an increase in professional fees of $39,068, increase in office and administration of $35,235, increase in research and development of $293,468, increase in wages and benefits of $10,326 and an increase in rent of $3,962.

Professional Fees

Professional fees increased by $39,068 in the year ended May 31, 2011 compared to the year ended May 31, 2010, due to an increase in accounting fees of $5,449 caused by additional volume of transactions, an increase in our legal fees of $21,039 due to hiring our in-house lawyer, and an increase in our audit fees of $12,580 due to additional work by our auditors.

Office and Administration

Our office and administration expenses increased by $35,235 in the year ended May 31, 2011 compared to the year ended May 31, 2010, due to an increase in travel expenses to Bolivia for an increase of $5,329, an increase in general and administration expenses of $12,598, an increase in late fees of $7,772 due to delays in paying our accounts payable on time, a increase in bank fees of $10,169 caused by opening additional bank accounts and paying mostly by wire transfers and a decrease in telephone of $633 as we reduced the number of conference calls during 2011.

Research and development

Research and development increased by $293,468 for the year ended May 31, 2011 compared to the year ended May 31, 2010 due to increase in software lease agreement of $79,478 and an increase in number of computer programmers for a total of $213,990.

Wages and benefits

Wages and benefits increased by $10,326 for the year ended May 31, 2011 compared to the year ended May 31, 2010 due to wages and benefits paid for the year ended May 31, 2011 contained twelve (12) months and the year ended May 31, 2010 only had eleven months as the employee was hired on July 2, 2009 and penalties for late payments on our payroll deductions.

Rent

Rent expense increased by $3,962 for the year ended May 31, 2011 compared to the rent for the year ended May 31, 2010, due to only having to pay half a month’s rent in the year ended May 31, 2010, as the lease commenced on June 15, 2010 and also we were required to pay lump-sum occupancy costs during the year ended May 31, 2011.

Going Concern

We have historically incurred losses and have incurred a loss of $2,253,731 from inception to May 31, 2011. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. We are currently evaluating the impact of the pending adoption of this standards update on our consolidated financial statements. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll-forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of ASU 2010-06 had no material impact on our financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for our company in fiscal 2011 and should be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of the pending adoption of ASU 2010-17 on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2011 and 2010

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Preaxia Health Care Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Preaxia Health Care Payment Systems, Inc. (the Company) and subsidiary as of May 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, statements of stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preaxia Health Care Payment Systems, Inc. and subsidiary as of May 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
October 20, 2011

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2011 and May 31, 2010

	May 31,	May 31,
	2011	2010

ASSETS

Current assets
Cash	$-	$4,047
Rent deposit	1,205	1,205

Total current assets	$1,205	$5,252

LIABILITIES

Current liabilities
Bank overdraft	$19,297	$-
Accounts payable and accrued liabilities	148,401	133,476
Accounts payable – related party (Note 3)	985,808	634,337
Loan payable – related party (Note 3)	86,494	76,914
Accrued interest – loans payable	9,619	6,418
Convertible debenture including accrued interest, net of discount (Note 4)	59,131	54,481

Total current liabilities	1,308,750	905,626

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value
75,000,000 common shares authorized 16,617,500 and 15,870,000 common shares issued and outstanding for May 31, 2011 and May 31, 2010, respectively	16,618	15,870
Additional paid-in capital	932,091	185,339
Accumulated other comprehensive income	(2,523)	(411)
Deficit accumulated during the development stage	(2,253,731)	(1,101,172)

Total stockholders’ deficit	(1,307,545)	(900,374)

Total liabilities and stockholders’ deficit	$1,205	$5,252

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
for the years ended May 31, 2011 and May 31, 2010 and
the period from January 28, 2008 (Date of Inception) through May 31, 2011
Stated in U.S. Dollars

			January 28,
			2008 (Date of
	For the year ended	For the year ended	Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

Expenses
Consulting fees	120,000	120,000	443,689
Professional fees	126,876	87,808	286,216
Office and administration	95,631	60,396	204,528
Research and development	649,324	355,856	1,015,950
Wages and benefits	102,794	92,468	195,262
Rent	17,841	13,879	31,720

Operating loss	(1,112,466)	(730,407)	(2,177,365)

Interest income	19	3	638
Interest expense	(7,851)	(14,537)	(46,089)
Foreign currency transaction
expense	(32,261)	1,749	(30,915)

Net loss	$(1,152,559)	$(743,192)	$(2,253,731)

Other comprehensive income:
Foreign currency translation	(2,112)	(896)	(2,523)

Comprehensive loss for the year	$(1,154,671)	$(744,088)	$(2,256,254)

Basic and diluted loss per share	(0.07)	(0.05)

Weighted average number of shares outstanding	16,115,014	15,799,534

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT
from the period January 28, 2008 (Date of Inception) to May 31, 2011
Stated in U.S.Dollars

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-	$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964	-	-	40,714
Foreign currency translation adjustment	-	-	-	(810)	-	(810)
Net loss for the year	-	-	-	-	(23,998)	(23,998)

Balance, May 31, 2008	15,750,000	15,750	36,964	(810)	(23,998)	27,906

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	1,295	-	1,295
Net loss for the year	-	-	-	-	(333,982)	(333,982)

Balance, May 31, 2009	15,750,000	15,750	65,459	485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	(896)	-	(896)
Net loss for the period	-	-	-	-	(743,192)	(743,192)

Balance, May 31, 2010	15,870,000	15,870	185,339	(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975	-	-	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777	-	-	722,500
Foreign currency translation adjustment	-	-	-	(2,112)	-	(2,112)
Net loss for the period	-	-	-	-	(1,152,559)	(1,152,559)

Balance, May 31, 2011	16,617,500	$16,618	$932,091	$(2,523)	$(2,253,731)	$(1,307,545)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended May 31, 2011 and May 31, 2010 and
for the period from January 28, 2008 (Date of Inception) through to May 31, 2011
Stated in U.S. Dollars

			January 28,
			2008 (Date of
			Inception) to
	May 31,	May 31,	May 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(1,152,559)	$(743,192)	$(2,253,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	8,119	28,495
Changes in operating assets and liabilities:
Decrease (increase) in tax refund receivable	-	682	-
Decrease (increase) in trade receivables	-	-	4,300
Decrease (increase) in rent deposit	-	(1,205)	(1,205)
Increase (decrease) in accounts payable – related party	374,374	446,142	820,516
Increase (decrease) in accounts payable and accrued
liabilities	14,925	80,066	235,012
Increase (decrease) in accrued interest	7,851	11,069	22,245

Cash flows used in operating activities	(755,409)	(198,319)	(1,144,368)

Cash Flows from Investing Activities
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692

Cash flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Overdraft in bank	19,282	-	19,282
Proceeds from loan payable – related party	9,580	58,672	112,843
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	722,500	120,000	854,542

Cash flows provided by financing activities	751,362	178,672	1,008,172
Effect of exchange rate on cash	-	101	223
Increase (decrease) in cash during the period	(4,047)	(19,546)	-

Cash, beginning of period	4,047	23,593	-

Cash, end of period	$-	$4,047	$-

Supplemental disclosure:
Non-cash investing and financing transactions:
Common stock issued for acquisition of subsidiary	$-	$-	$12,000
Common stock issued for debt	$25,000	$-	$25,000

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 1 – Summary of significant accounting policies

This summary of significant accounting policies of PreAxia Health Care Payment Systems Inc. (the “Company”) is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements, which are stated in U.S. Dollars.

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

On May 30, 2008, the Company finalized the execution of an acquisition agreement dated April 22, 2008 (the “Acquisition Agreement”) between PreAxia, PreAxia Canada (formerly H Pay Card Inc.), Tiempo, Kimberley Coonfer (“Coonfer”), Caribbean Overseas Investments Ltd. (“Caribbean”) and the stockholders of PreAxia Canada (the “PreAxia Canada Stockholders”). Under the terms of the Acquisition Agreement, PreAxia acquired all of the issued and outstanding shares of PreAxia Canada resulting in PreAxia Canada becoming a direct, wholly-owned subsidiary of PreAxia. Upon the acquisition of PreAxia Canada by PreAxia, PreAxia issued the stockholders of PreAxia Canada an aggregate of 12,000,000 shares of the common stock of PreAxia. Pursuant to the terms of the Acquisition Agreement all of the issued and outstanding shares of the Company’s subsidiary, Tiempo (the “Tiempo Shares”) were transferred to Coonfer and Caribbean in exchange for the return of treasury of a total of 5,000,000 common shares of PreAxia (the “Cancellation Shares”). The Cancellation Shares were exchanged for the Tiempo Shares and $100,000 of the intercompany debt between Tiempo and PreAxia was written off on the books of Tiempo and PreAxia, and Tiempo provided a promissory note for the remaining intercompany debt between Tiempo and PreAxia in the amount of $49,281. As of May 30, 2008, Tiempo is no longer a subsidiary of PreAxia, PreAxia Canada Inc. is a wholly-owned subsidiary of PreAxia. PreAxia Canada Inc. Stockholders received an aggregate of 12,000,000 shares of PreAxia’s common stock representing 78.7% of the issued and outstanding shares of the Company. Tom Zapatinas, an Officer and Director of PreAxia Health Care Payment Systems Inc., is also an Officer and Director of PreAxia Canada Inc. He disclosed such information and interest in this transaction to the Board of Directors prior to the conclusion of this transaction.

As a result, the consolidated results of operations presented at May 31, 2011 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,253,731 since inception, has negative working capital of $1,307,545 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Use of Estimates in the preparation of the consolidated financial statements

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 1 – Summary of significant accounting policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of PreAxia Canada is the Canadian dollar. Assets and liabilities in the accompanying consolidated financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ deficit.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiairies. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

The consolidated financial statements for the year ended May 31, 2010 has been reclassified from statements previously presented for comparative purposes. This includes payables – related parties, comprehensive income disclosure of foreign currency and several items in statement of cash flows, which required the removal of the repayment of loan payable – related party, the removal of proceeds from loan payable, an increase to the proceeds from loans payable – related party and an increase of accounts payable – related party.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 2 – Summary of significant accounting policies (Continued)

New Accounting Standards

Recent Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of consolidated financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our consolidated financial statements. The ASC does change the way the guidance is organized and presented.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (Topic 820)—Fair Value Measurements and Disclosures (ASU 2010-06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The Company is currently evaluating the impact of the pending adoption of this standards update on its consolidated financial statements. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the roll-forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The adoption of ASU 2010-06 had no material impact on the Company’s financial statements.

In April 2010, the FASB issued Accounting Standards Update No. 2010-17, Revenue Recognition—Milestone Method (Topic 605) – Revenue Recognition (ASU 2010-17). ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for the Company in fiscal 2011 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2010-17 on its consolidated financial statements.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 2 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of ($2,253,731) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2011, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2010 to May 31, 2011. As at May 31, 2011, Accounts payable – related party includes a total of $423,146 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

During the year ended May 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $61,759 for accounting services rendered. As at May 31, 2011, Accounts payable – related party includes a total of $73,809 due and payable to Mr. Lizée. There are no terms of repayment for this payable.

During the year ended May 31, 2011, shareholders of the Company advanced the Company $233,695. As of May 31, 2011, the Company owed these shareholders $488,853. The terms of repayment are 30 days after demand is made by the shareholder.

Loans Payable

As at May 31, 2011, the Company has loans payable in the amount of $86,494. The loans payable are due to shareholders of the Company. The loans bear 6% interest per annum and are payable 30 days after demand is made by the shareholder.

Note 4 – Convertible Debenture

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company. The debenture was for a period of one year and bearing interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year. During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119. The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at May 31, 2011 was $59,131, including accrued interest in the amount of $4,650.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 5 – Share Issuances

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

The Company has received funds from a subscriber on November 18, 2010 in the amount of $15,000 for 15,000 shares of common stock at $1.00 per share.

The Company also approved on December 13, 2010 the issuance of shares in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share, by reducing loan payable – related party in the amount of $25,000. We have reported in our statement of cash flow non-cash consideration for $25,000.

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

The Company has received funds from a subscriber on March 20, 2011 in the amount of $50,000 for 50,000 shares of common stock at $1.00 per share. The share certificate was issued on March 17, 2011.

The Company has received funds from a subscriber on May 4, 2011 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. The share certificate was issued on May 5, 2011.

The Company has received funds from a subscriber on May 20, 2011 in the amount of $20,000 for 20,000 shares of common stock at $1.00 per share. The share certificate has not been issued yet.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 6 – Lease Obligations

Effective August 1, 2009, the Company signed an agreement to lease office space of 712 square feet in Calgary, Alberta Canada, in the amount of $1,190.00 USD per month. The term of the lease was for a period of one year with an option to renew the lease at the same rental rate for a further two (2) terms of one year each. On August 1, 2010, the Company exercised its option to renew the lease to the end of July 31, 2011. Effective August 1, 2011 the Company exercised its second term option to July 31, 2012.

Note 7 – Income Taxes

As at May 31, 2011, the Company is in arrears on filing its statutory income tax returns. The Company has incurred substantial net operating losses for financial statement purposes in the amount of $2,253,731 since January 28, 2008 (Date of Inception) or net losses for tax purposes of $2,138,561.

It is management’s intention to hire a tax professional to file these tax returns on its behalf.

The company’s deferred tax assets and liabilities consist primarily of the following:

	2011	2010

Net operating losses – U.S. parent:
Amount carried forward from 2008 and 2009	$-	$(270,442)
Net operating losses	(1,121,667)	(720,800)
	(1,121,667)	(991,242)

Net operating losses – Canadian subsidiary:
Amount carried forward from 2008 and 2009	-	(25,406)
Net operating losses	(246)	-
	(246)	(25,406)

Total	(1,121,913)	(1,016,648)
Less: valuation allowance	1,121,913	1,016,648
	$-	$-

During the years ended May 31, 2011 and 2010, the change in valuation allowance was $401,113.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2011 and 2010

Note 8 - Subsequent events

The Company received funds from a subscriber on August 9, 2011 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. The certificate was issued on September 1, 2011.

The Company received funds from a subscriber on August 18, 2011 in the amount of $10,000 for 10,000 shares of common stock at $1.00 per share. The certificate was issued on September 1, 2011.

The Company received funds from a subscriber on August 22, 2011 in the amount of $25,000 for 25,000 shares of common stock at $1.00 per share. The certificate was issued on September 1, 2011.

On September 1, 2011, subsequent to May 31, 2011, the Company signed an employment agreement with an individual to serve as general manager. The agreement is for a base annual salary of $85,000 and includes a potential for the employee to receive 30,000 shares only upon completing one year of service, and a $3,000 annual health spending account.

Subsequent to May 31, 2011, the Company received $46,103 ($45,000 CDN) of loan advances from a shareholder. A promissory note with interest calculated at six percent per annum from the date the funds were received was issued and payable thirty days after demand from the lender.

Subsequent to May 31, 2011, the Company received $41,261 ($40,000 CDN) of loan advances from shareholders. The loan advances bear no interest and are payable 30 days after demand is made by lender.

On October 13, 2011, the Company received a loan advance from a new investor in the amount of $25,000 CDN ($24,418 U.S.) The loan bears no interest and is payable thirty (30) days upon demand from lender.

Other than noted above, the Company does not have any additional subsequent events as of the date this report was issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, the disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2011. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2011, our company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and

  We failed to file our corporate tax returns for 2008, 2009, 2010 and 2011.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

We received a CDN$30,000 ($30,872 USD) loan advance from a shareholder on June 1, 2011 and issued a promissory note dated June 1, 2011 to the shareholder for CDN$30,000 ($30,872 USD) with interest calculated at six percent per annum, payable on demand. We also received a CDN$15,000 ($15,231 USD) loan advance from the same shareholder on August 5, 2011 and issued a promissory note dated August 5, 2011 to the shareholder for CDN$15,000 ($15,231 USD) with interest calculated at six percent per annum, payable on demand.

We received a CDN$30,000 ($30,872 USD) loan advance from a shareholder on June 1, 2011. This loan bears no interest and is payable 30 days after demand.

We received a CDN$10,000 ($10,389 USD) loan advance from a shareholder on July 11, 2011. This loan bears no interest and is payable 30 days after demand.

We received a CDN$25,000 ($24,418 USD) loan advance from a shareholder on October 13, 2011. This loan bears no interest and is payable 30 days after demand.

Effective August 1, 2009, we signed an agreement to lease office space of 712 square feet in Calgary, Alberta Canada, in the amount of $1,190.00 USD per month. The term of the lease was for a period of one year with an option to renew the lease at the same rental rate for a further two (2) terms of one year each. On August 1, 2010, we exercised our option to renew the lease to the end of July 31, 2011. Effective August 1, 2011 we exercised our second term option to July 31, 2012.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary and Director	56	Director since January 9, 2007 Officer since January 25, 2008
Ron Lizée	Chief Financial Officer, Treasurer and Director	53	January 25, 2008

Significant Employees

On June 30, 2011, Mr. Geneau resigned as the company’s chief marketing and privacy officer. Effective September 1, 2011, the board signed an employment contract with Mr. Perry Shoom as general manager. The agreement is for an annual base salary of $85,000 and includes the potential for the employee to receive 30,000 shares upon the completion of one year of services, and a health spending account in the amount of $3,000 per year.

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

Ron Lizée, Treasurer, Chief Financial Officer and a director

Mr. Ron Lizée has been the treasurer, chief financial officer and a director of our company since January 25, 2008. Mr. Lizée is the owner/operator of Lizée Gauthier, Certified General Accountants where he has practiced since 1982. Mr. Lizée has over 29 years experience in the fields of taxation, accounting and auditing. He graduated from the University of Saskatchewan, Canada in 1981 with a B. Comm., majoring in accounting and gained his Certified General Accountant (CGA) diploma in 1987, and Certified Financial Planner (CFP) certificate in 1993. Mr. Lizée has experience in financial management within public companies having served as a director and Chief Financial Officer during 1995 to 1999. He is also a Director and CFO of Acrongenomics, Inc. an OTCBB public company, which he has served since June of 2004. He is the former owner and Chief Executive Officer of a franchise chain which operated in several Canadian provinces. Mr. Lizée is also the CEO and President of Gemstar Capital Properties Inc., a private corporation, which is involved in Land and Property Acquisition and Development Projects.

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have not yet adopted a code of ethics that applies to our company’s president and secretary (being our principal executive officer) and our company’s treasurer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2011 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2011 and May 31, 2010 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2011 2010	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
Ron Lizée, CFO and Director	2011 2010	$61,759(1) $56,310(1)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$61,759(1) $56,310(1)

1 Ron Lizée is not on a salary. During the fiscal year ended May 31, 2011, a total of $61,759 (2010 – $56,310) in fees were billed to our company by Lizée Gauthier Certified General Accountants of which our company’s CFO, Mr. Ron Lizée, is the sole proprietor. These fees were invoiced at the same billable rate as other clients of the firm and remain payable as at May 31, 2011

Employment Agreements

Effective July 1, 2009, our company signed an employment agreement for the position of chief marketing and privacy officer with Mr. Geneau. The agreement was for a base salary and included shares for service, bonus and stock option plan and a health spending account. As at August 3, 2011, the board accepted the resignation of our chief marketing and privacy officer.

Effective September 1, 2011, our company signed a new contract with Perry Shoom to assume the position of general manager. The employment agreement is for an annual base salary of $85,000 and includes 30,000 shares for completion of one year of services, stock option plan and a health spending account.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We adopted and approved our current stock option plan on January 28, 2010, pursuant to which we may grant stock options to acquire up to 2,000,000 shares of our common stock. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

Termination of Employment and Change in Control Arrangements

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tom Zapatinas	None	None	None	None	None	None	None	None	None
Ron Lizée	None	None	None	None	None	None	None	None	None

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2011.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2011. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of October 12, 2011, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of October 12, 2011, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Spyros Tsoukalis	825,000	Direct	5.0%
	Grammatikou Mesologiou
	Aitoloakarnanias
	Greece T.K. 30015
Common Stock	Elias Tsoukalis	813,033	Direct	4.9%
	Grammatikou Mesologiou
	Aitoloakarnanias
	Greece T.K. 30015

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Tom Zapatinas	9,000,000	Direct	54.0%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	Ron Lizée	100,000	Indirect (3)	0.6%
	202 – 3550 Taylor Street East
	Saskatoon, SK S7H 5H9
Common Stock	All officers and directors as a group (2 persons)	9,100,000		64.5%

1 Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2 Based upon 16,677,500 issued and outstanding shares of common stock as of October 12, 2011
3 These shares are held by Mr. Lizée’s wife, Johanne Lizée. Mr. Lizée disclaims any voting power on beneficial ownership.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.

During the year ended May 31, 2011 and the year ended May 31, 2010, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2010 to May 31, 2011 and $120,000 for management services rendered for the period June 1, 2009 to May 31, 2010. As at May 31, 2011, accounts payable – related party includes a total of $423,146 due and payable to Mr. Zapatinas. As at May 31, 2010, accounts payable – related party includes a total of $283,211.

2.

During the year ended May 31, 2011 and the year ended May 31, 2010, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $61,759 for accounting services rendered and $56,310 for accounting services during the year ended May 31, 2010. As at May 31, 2011, accounts payable – related party includes a total of $73,809 due and payable to Mr. Lizée. As at May 31, 2010, accounts payable – related party includes a total of $69,720.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for the completed fiscal periods ended May 31, 2011 and May 31, 2010 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2011	Year Ended May 31, 2010
Audit Fees and Audit Related Fees	$26,988	$24,000
Tax Fees	-	-
All Other Fees	-	-
Total	$26,988	$24,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1

Share Exchange Agreement dated May 31, 2005 between Kimberley Coonfer, Caribbean Overseas Investments Ltd., Sun World Partners Inc. and Tiempo De Mexico Ltd. (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)

10.2	Letter of Intent dated February 22, 2008 between Sun World Partners Inc. and H Pay Card Ltd. (Incorporated by reference to the Exhibits filed with the Form 8-K on March 5, 2008)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4*	Promissory note dated June 1, 2011 issued to Macleod Projects Inc.
10.5*	Promissory note dated August 5, 2011 issued to Macleod Projects Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated:      October 21, 2011

/s/Ron Lizée
By: Ron Lizée, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated:      October 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated:      October 21, 2011

/s/Ron Lizée
By: Ron Lizée, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Dated:      October 21, 2011