Form 10-Q
period 2011-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2013-05-17
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

or

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

1

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

17,652,070 common shares outstanding as of May 15, 2013

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2011.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Stockholders’ Deficit	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-11

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2011 and May 31, 2011
(Stated in US Dollars)

	(Unaudited) August 31, 2011	May 31, 2011

ASSETS

Current Assets
Cash	$26,268	$—

Total Current Assets	26,268	—

Other Assets
Deposits	1,205	1,205
Total Other Assets	1,205	1,205

Total Assets	$27,473	$1,205

LIABILITIES

Current Liabilities
Bank Overdraft	$—	$19,297
Accounts Payable and Accrued Liabilities	160,937	148,401
Accounts Payable – Related Party (Note 4)	1,104,964	985,808
Loan Payable – Related Party (Note 4)	96,599	86,494
Accrued Interest – Loans Payable	12,976	9,619
Convertible Note Payable- including accrued interest, net of discount (Note 5)	60,061	59,131

Total Current Liabilities	1,435,537	1,308,750

STOCKHOLDERS’ DEFICIT

Capital stock, $0.001 par value
75,000,000 common shares authorized
16,677,500 and 16,617,500 common shares issued and outstanding at August 31, 2011 and May 31, 2011, respectively	16,678	16,618
Additional Paid-in Capital	992,031	932,091
Accumulated other Comprehensive Loss	(2,478)	(2,523)
Deficit Accumulated During the Development Stage	(2,414,295)	(2,253,731)

Total Stockholders’ Deficit	(1,408,064)	(1,307,545)

Total Liabilities and Stockholders’ Deficit	$27,473	$1,205

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2011	2010	2011

Expenses
Consulting fees	$30,000	$30,000	$473,689
Professional fees	24,331	14,886	310,547
Office and administration	10,241	12,966	214,769
Research and development	79,341	116,684	1,095,291
Wages and benefits	8,829	24,412	204,091
Rent	4,319	4,032	36,039

Operating loss	(157,061)	(202,980)	(2,334,426)
Commission income	48	—	48
Interest income	—	—	638
Interest expense	(4,287)	(3,195)	(50,376)
Foreign currency transaction income (expense)	736	—	(30,179)

Net loss	$(160,564)	$(206,175)	$(2,414,295)

Other comprehensive income:
Foreign currency translation	45	(7,167)	(2,478)

Comprehensive loss for the period	$(160,519)	$(213,342)	$(2,416,773)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding	16,677,500	15,895,109

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through August 31, 2011

(Stated in U.S. Dollars)

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	—	$—	$—	$—	$—	$—
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—	—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964	—	—	40,714
Foreign currency translation adjustment	—	—	—	(810)	—	(810)
Net loss for the year	—	—	—	—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964	(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495	—	—	28,495
Foreign currency translation adjustment	—	—	—	1,295	—	1,295
Net loss for the year	—	—	—	—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459	485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	—	—	120,000
Foreign currency translation adjustment	—	—	—	(896)	—	(896)
Net loss for the period	—	—	—	—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339	(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975	—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777	—	—	722,500
Foreign currency translation adjustment	—	—	—	(2,112)	—	(2,112)
Net loss for the period	—	—	—	—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091	(2,523)	(2,253,731)	(1,307,545)

Common shares issued for cash @ $1.00 per share	60,000	60	59,940	—	—	60,000
Foreign currency translation adjustment	—	—	—	45	—	45
Net loss for the period	—	—	—	—	(160,564)	(160,564)

Balance, August 31, 2011	16,677,500	$16,678	$992,031	$(2,478)	$(2,414,295)	$(1,408,064)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(160,564)	$(206,175)	$(2,414,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	(1,205)
Increase (decrease) in accounts payable – related party	119,194	204,911	939,710
Increase (decrease) in accounts payable and accrued liabilities	12,545	(12,930)	247,556
Increase (decrease) in accrued interest	4,287	52	26,533
Cash flows used in operating activities	(24,538)	(14,142)	(1,168,906)

Cash Flows from Investing Activities
Cash received from note receivable	—	—	49,281
Cash acquired from business combination	—	—	86,692
Cash flow provided by investing activities	—	—	135,973

Cash Flows from Financing Activities
Overdraft in bank	(19,282)	—	—
Proceeds from loan payable – related party	10,105	—	113,368
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – convertible debenture	—	—	46,505
Proceeds from sale of common stock	60,000	30,000	914,542
Cash flows provided by financing activities	50,823	30,000	1,058,995

Effect of exchange rate changes on cash	(17)	(5,146)	206

Increase (decrease) in cash during the period	26,268	10,712	26,268

Cash, beginning of period	—	4,047	—

Cash, end of period	$26,268	$14,759	$26,268

Supplemental disclosure:
Non-cash investing and financing transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$25,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

August 31, 2011 and May 31, 2011

Note 1 – Organization and Description of Business

PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) was incorporated in the State of Nevada on January 28, 2008. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. The primary operations of the Company will eventually be undertaken by PreAxia Canada.  PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. PreAxia Canada Inc. is a wholly owned subsidiary of the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior period amounts in the condensed financial statements have been reclassified to conform to current period presentation.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2011.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2011, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of August 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,414,295 since inception, has negative working capital of $1,408,064 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the estimated useful lives of property and equipment.  Actual results could differ from those estimates.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Reclassification

Certain prior period amounts in the condensed financial statements have been reclassified to conform to current period presentation.

Impairment of long-lived assets

The Company follows paragraph 360-10-05-4 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which includes computer equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company determined that there were no impairments of long-lived assets as of August 31, 2011.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification.  Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Note 3 – Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements .  The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.  In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

The Company has a two year consulting contract with its President, Tom Zapatinas which includes a $10,000 a month fee for services provided to the Company. Since the Company does not have funds to pay these fees, it has accrued the costs as accounts payable to related parties.  At August 31, 2011 and May 31, 2011, the Company had an account payable to related party balance to Mr. Zapatinas in the amounts of $451,198 and $423,147.

During the three months ended August 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered. At August 31, 2011 and May 31, 2011, the Company had an accounts payable to related parties balance to Lizee Gauthier in the amounts of $88,591 and $73,809.

During the three months ended August 31, 2011, shareholders of the Company advanced the Company $76,321. As of August 31, 2011 and May 31, 2011, the Company owed these shareholders $565,174 and $488,853. The terms of repayment are 30 days after demand is made by the shareholder.

Loans Payable to Related Party

The Company has a loan payable to a shareholder of the Company. The loans are unsecured, bear 6% interest per annum and are payable 30 days after demand is made by the shareholder. At August 31, 2011 and May 31, 2011 the Company had a loan payable to related party balance of $96,599 and $86,494. As of August 31, 2011 and May 31, 2011 the Company had accrued interest on the related party loan in the amounts of $12,976 and $9,619.

Note 5 – Convertible Note Payable

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture was for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119.  The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at August 31, 2011 was $60,061, including accrued interest in the amount of $13,556, which is an increase of $930 since the year ended May 31, 2011.

Note 6 – Stockholders’ Deficit

Common Stock

In the year ended May 31, 2011, the Company issued 722,500 common shares for $722,500 cash. The Company also issued 25,000 common shares to reduce $25,000 in loan payable to related party debt.

During the three months ended August 31, 2011, the Company issued 60,000 common shares for $60,000 cash.

Note 7 – Lease Obligations

Effective August 1, 2009, the Company signed an agreement to lease office space of 712 square feet in Calgary, Alberta Canada, in the amount of $1,190 USD per month. The term of the lease was for a period of one year with an option to renew the lease at the same rental rate for a further two (2) terms of one year each. On August 1, 2010, the Company exercised its option to renew the lease to the end of July 31, 2011. Effective August 1, 2011 the Company exercised its second term option to July 31, 2012. Minimum future rental payments under the agreement are as follows:

 2011 $ 4,760

2012 $ 8,330

Total $ 13,090

Note 8 - Subsequent events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

  On October 13, 2011, the Company received a loan advance from a new investor in the amount of $25,000 CDN ($24,418 USD). The loan bears no interest and is payable thirty (30) days upon demand from lender.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2011, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

General Overview

PreAxia is an exciting new company that plans to offer a comprehensive suite of solutions and services directed at the emerging health payment market.

PreAxia plans to eventually undertake all of its operations through its wholly-owned subsidiary, PreAxia Canada.  PreAxia has completed a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”).  There is a rapid shift in healthcare’s traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market. We intend to take advantage of this shift and the growth potential of HSA.

The technical development of our web-based platform is underway. Our new web-based health-payment transaction solution is fast and able to process numerous transactions and broker applications, thereby, reducing costs. The core beneficiaries of this technology will be third party administrators (“TPA”), brokers, and related parties with a growing interest in HSA.

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

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans;

(b)	Penetrate the health care processing market in Canada, and worldwide, by continuing to develop innovative health care processing products and services;

(c)	Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets; and

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $2,950,000 to complete our business plan and pay our outstanding debts of approximately $1,400,000.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	450,000
Marketing and Education	450,000
Professional Services	350,000
Total	$1,550,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative. We anticipate spending approximately $300,000 on general and administration costs in the next twelve months, which will include staff fees, office rent, office supplies, transfer agents, filing fees, bank service charges, salaries for our administration, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.	Research and Development. We anticipate that we may spend approximately $450,000 in the next twelve months in the development and acquisition of software for our processing services and products.

3.	Marketing and Education. We anticipate spending approximately $450,000 as the costs of staff and personnel, marketing and promoting our Company, our products and services, and educating the public to attract new accounts.

4.	Professional Services. We anticipate that we may spend up to $350,000 in the next twelve months for professional services, which includes, stock-based compensation, accounting, auditing, legal fees and investor relations.

Liquidity and Capital Resources

As of August 31, 2011, PreAxia’s cash balance was $26,268, compared to a cash deficit of $19,297 as at May 31, 2011.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,408,064 as of August 31, 2011 compared with a working capital deficit of $1,307,545 as of May 31, 2011.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $2,950,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.  During the three month period ended August 31, 2011, we obtained additional loans from related parties in the amount of $10,105 and received $60,000 in respect of three subscription agreements for 60,000 shares at $1.00 per share. These share issuances were approved by our board of directors. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at August 31, 2011 compared to May 31, 2011 is summarized as follows:

Working Capital

	August 31, 2011	May 31, 2011

Current Assets	$27,473	$1,205
Current Liabilities	1,435,537	1,308,750
Working Capital (deficit)	$(1,408,064)	$(1,307,545)

The increase in our working capital deficit of $100,519 was primarily due to an increase in our bank balance of $45,565 offset by an increase in our accounts payable and accrued liabilities of $12,536, and increase in our accounts payable and loans from related parties in the amount of $129,261, an increase in our convertible loan in the amount of $930 and an increase in accrued interest of $3,357.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2011.

For the three month period ended August 31, 2011 and August 31, 2010

Our operating results for the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the three month period ended August 31, 2011 was $157,061 compared to $202,980 for the three month period ended August 31, 2010. The decrease in loss of $45,919 for the three month period ending August 31, 2011 is due to a decrease in expenses of $37,343 for research and development, a decrease of $15,583 for wages and benefits, an increase of $287 for rent, offset by an increase in the amount of $9,445 for professional fees and a decrease in the amount of $2,725 in office and administration fees.

Research and Development

Research and Development expenses decreased by $37,343 in the three month period ended August 31, 2011 compared to the three month period ended August 31, 2010, due to an increase in a software lease of $51,149 and a decrease in the number of programmers for $88,492.

Wages and Benefits

Wages and benefits decreased by $15,583 during the three month period ended August 31, 2011 compared to August 31, 2010, due to an employee resigning as at June 30, 2011.

Office and Administration

Office and administration expenses decreased by $2,725 for the period ended August 31, 2011 compared to August 31, 2010, due to a decrease in travel expenses to Ontario for meetings with our former employee.

Professional Fees

Professional fees increased by $9,445 during the three months ended August 31, 2011 compared to August 31, 2010, due to an increase in accounting fees of $5,172, caused by additional volume of transactions, an increase in our legal fees of $1,827 due to hiring our in-house lawyer and an increase in our audit fees of $2,446 due to additional work by auditors.

Rent

Rent increased by $287 during the three months ended August 31, 2011 compared to August 31, 2010 due to the exchange rate on rent.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this quarterly report.

Our company determined that our disclosure controls and procedures were not effective as of August 31, 2011 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2011: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010 and 2011. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2011, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $2,414,295 for the period from January 28, 2008 (date of inception) to August 31, 2011. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have not generated significant revenues since our inception on January 28, 2008. We will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough interest in our health payment market products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

We have additional financing requirements.

In order to accelerate PreAxia's growth objectives, we will need to raise additional funds from lenders and equity markets in the future. There can be no assurance that we will be able to raise additional capital on commercially reasonable terms to finance our growth objectives. The ability of PreAxia to arrange such financing in the future will depend in part upon the prevailing capital market conditions as well as the business performance of PreAxia. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us. If additional financing is raised by the issuance of shares of common stock of PreAxia, control of PreAxia may change and stockholders may suffer additional dilution of their ownership interest in PreAxia.

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

We have a limited operational history. We are in the early commercialization stage of our business and therefore we will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability and the need to raise additional funding. We will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research. Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. Such risks include the evolving and unpredictable nature of our business, our ability to anticipate and adapt to a developing market, acceptance by consumers of our products and the ability to identify, attract and retain qualified personnel. There can be no assurance that we will be successful in doing what is necessary to address these risks.

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

There can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against us or that any such assertions or prosecutions will not materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our business, financial condition or results of operations. Our performance and ability to compete are dependent to a significant degree on our proprietary technology. There can be no assurance that the steps taken by us will prevent misappropriation of our technology or that agreements entered into for that purpose will be enforceable. The laws of other countries may afford us little or no effective protection of our intellectual property. We may in the future also rely on technology licenses from third parties. There can be no assurance that these third party licenses will be, or will continue to be, available to us on commercially reasonable terms. The loss of, or inability of PreAxia to maintain, any of these technology licenses could result in delays in completing its product enhancements and new developments until equivalent technology could be identified, licensed, or developed and integrated. Any such delays would materially adversely affect our business, results of operations and financial condition.

We face competition and may not be able to compete successfully.

We may not be able to compete successfully against current and future competitors, and the competitive pressures we faces could harm our business and prospects. Broadly speaking, the market for financial services technology is competitive. There are other providers of components or versions of the health card value proposition in the marketplace. Additionally, the level of competition is likely to increase as current competitors improve their product offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater name and brand recognition and significantly greater financial, sales, marketing, technical and other resources than PreAxia.

Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with products our company markets and distributes. New technologies and the expansion of existing technologies may also increase competitive pressures on PreAxia. Increased competition may result in reduced operating margins as well as loss of market share. This could result in decreased usage of our products and may have a material adverse effect on our business, financial condition and results of operations.

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

Our revenue will depend on the number of customers who use our products. Accordingly, the satisfactory design of our product is critical to our business, and any significant product design limitations or deficiencies could harm our business and market acceptance. The feedback we obtain from our customers is critical to our ability to fix any limitations or deficiencies in our product. If we do not obtain adequate feedback from our customers, we may not be able to adequately assess our customers’ requirements. The currently specified features and functionality of our product may not satisfy current or future customer demands. Furthermore, even if we identify the feature set required by our customers and potential customers, we may not be able to design and implement products incorporating features in a timely and efficient manner, if at all.

We may face a slow down in developing markets.

The market for our products is relatively new and continues to evolve. If the market for our product fails to develop and grow, or if our product does not gain market acceptance, our business and prospects will be harmed.

Our ability to keep current with technological changes impacts our ongoing business.

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

The financial services technology industry is characterized by technological change, changes in user and customer requirements, new product introductions, new technologies, and the emergence of new industry standards and practices that could render our technology obsolete or have a negative impact on sales margins our product may command. PreAxia's performance will depend, in part, on our ability to enhance our existing product, develop new proprietary technology that addresses the sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of technology entails significant technical and business risks. There can be no assurance that we will be successful in using new technologies effectively or adapting our product to customer requirements or emerging industry standards.

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

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of our products, and/or lawsuits, and would be detrimental, perhaps materially, to our market reputation. Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which we considers minor may be considered serious by our customers. If our internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, we may postpone the development and release of updates or enhancements to our current product or the release of new products. We may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm our business and prospects. In addition, product defects may expose us to liability claims, for which we may not have sufficient liability insurance. A successful suit against us could harm our business and financial condition.

We may not be able to effectively manage our growth.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage our growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. The inability of PreAxia to deal with this growth could have a material adverse impact on our business, operations and prospects. We may experience growth in the number of our employees and the scope of our operating and financial systems, resulting in increased responsibilities for our personnel, the hiring of additional personnel and, in general, higher levels of operating expenses. In order to manage our current operations and any future growth effectively, we will also need to continue to implement and improve our operational, financial and management information systems and to hire, train, motivate, manage and retain our employees. There can be no assurance that we will be able to manage such growth effectively, that our management, personnel or systems will be adequate to support our operations or that we will be able to achieve the increased levels of revenue proportional with the increased levels of operating expenses associated with this growth.

Our directors and officers may face conflicts of interest.

Certain proposed directors and officers of PreAxia may become associated with other reporting issuers or other corporations which may give rise to conflicts of interest. Directors who have a material interest or any person who is a party to a material contract or a proposed material contract with PreAxia is required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, our directors are required to act honestly, and in good faith, with a view to the best interests of PreAxia, as the case may be. Certain of the directors may have, either other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

We do not have key man insurance.

We do not currently have key man insurance in place in respect of any of our senior officers or personnel.

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

Future acquisitions and investments could involve the issuance of our equity securities, potentially diluting the ownership interest in our company of our existing stockholders, the incurrence of debt, contingent liabilities or amortization expenses, write-offs of goodwill, intangibles, or acquired in-process technology, or other increased expenses, any of which could harm our financial condition. Our stockholders may not have the opportunity to review, vote on or evaluate future acquisitions or investments.

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

Our management evaluated our disclosure controls and procedures as of August 31, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2011 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

Our common stock is currently quoted for trading on Over the Counter Bulletin Board (“OTCBB”) under the symbol PAXH.OB where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

Because we can issue additional shares of our common stock or preferred stock, purchasers of our common stock may experience dilution in their ownership of our company in the future.

We are authorized to issue up to 75,000,000 shares of common stock. As of Octobe31, 2011, there were 16,677,500 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 60,000 shares for $60,000.00 were issued during the quarter in support of research and development.

Rahim Investments were issued 25,000 shares at $1.00 for $25,000.00;

Sharon Bauer was issued 10,000 shares at $1.00 for $10,000; and

John Chios was issued 25,000 shares at $1.00 for $10,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1	Share Exchange Agreement dated May 31, 2005 between Kimberley Coonfer, Caribbean Overseas Investments Ltd., Sun World Partners Inc. and Tiempo De Mexico Ltd. (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.2	Letter of Intent dated February 22, 2008 between Sun World Partners Inc. and H Pay Card Ltd. (Incorporated by reference to the Exhibits filed with the Form 8-K on March 5, 2008)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
31.1*	Section 302 Certification of Principal Executive Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas

Name: Tom Zapatinas

Title:   President and Director

(Principal Executive Officer)

Date: May 17, 2013

