Form 10-Q
period 2011-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2013-05-17
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

or

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

17,652,072 common shares outstanding as of May 15, 2013.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2011.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Stockholders’ Deficit	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-11

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30, 2011 and May 31, 2011

(Stated in US Dollars)

	(Unaudited) November 30, 2011	May 31, 2011

ASSETS

Current Assets
Cash	$ 2,970	$ -

Total Current Assets	2,970	-

Other Assets
Deposits	1,205	1,205
Total Other Assets	1,205	1,205

Total Assets	$ 4,175	$ 1,205

LIABILITIES

Current Liabilities
Bank Overdraft	$ -	$ 19,297
Accounts Payable and Accrued Liabilities	119,232	148,401
Accounts Payable – Related Party (Note 4)	1,126,780	985,808
Loan Payable – Related Party (Note 4)	93,014	86,494
Accrued Interest – Loans Payable	15,016	9,619
Convertible Note Payable - including accrued interest, net of discount (Note 5)	61,463	59,131

Total Current Liabilities	1,415,505	1,308,750

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized
16,752,500 and 16,617,500 common shares issued and outstanding at November 30, 2011 and May 31, 2011, respectively	16,753	16,618
Additional Paid-in Capital	1,066,956	932,091
Accumulated other Comprehensive Loss	(2,403)	(2,523)
Deficit Accumulated During the Development Stage	(2,492,636)	(2,253,731)

Total Stockholders’ Deficit	(1,411,330)	(1,307,545)

Total Liabilities and Stockholders’ Deficit	$ 4,175	$ 1,205

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

					January 28,
					2008 (Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2011	2010	2011	2010	2011

Expenses
Consulting fees	$ 30,000	$ 30,000	$ 60,000	$ 60,000	$ 503,689
Professional fees	-	38,542	24,331	14,886	310,547
Office and administration	12,907	10,034	23,149	12,966	227,677
Research and development	29,565	141,359	108,906	116,684	1,124,856
Wages and benefits	14,167	23,980	22,996	24,412	218,258
Rent	4,186	5,229	8,505	4,032	40,225

Operating loss	(90,825)	(249,144)	(247,887)	(202,980)	(2,425,252)
Commission income	-	-	46	-	46
Interest income	-	-	-	-	638
Interest expense	(3,441)	(4,256)	(7,728)	(3,195)	(53,817)
Foreign currency transaction income (expense)	15,928		16,664	-	(14,251)

Net loss	$ (78,338)	$ (253,400)	$ (238,905)	$ (206,175)	$ (2,492,636)

Other comprehensive income:
Foreign currency translation	-	(16,204)	120	(7,167)	(2,403)

Comprehensive loss for the period	$ (78,338)	$ (264,604)	$ (238,785)	$ (213,342)	$ (2,495,039)

Basic and diluted loss per share	(.01)	(.02)	(0.01)	(0.01)

Weighted average number of shares outstanding	16,752,500	15,982,198	16,752,500	15,895,109

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through November 30, 2011

(Stated in U.S. Dollars)

	Common Stock	Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Deficit Accumulated During the Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964	-	-	40,714
Foreign currency translation adjustment	-	-	-	(810)	-	(810)
Net loss for the year	-	-	-	-	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964	(810)	(23,998)	27,906

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	1,295	-	1,295
Net loss for the year	-	-	-	-	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459	485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	(896)	-	(896)
Net loss for the period	-	-	-	-	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339	(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975	-	-	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777	-	-	722,500
Foreign currency translation adjustment	-	-	-	(2,112)	-	(2,112)
Net loss for the period	-	-	-	-	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091	(2,523)	(2,253,731)	(1,307,545)

Common shares issued for cash @ $1.00 per share	135,000	135	134,865	-	-	135,000
Foreign currency translation adjustment	-	-	-	120	-	120
Net loss for the period	-	-	-	-	(238,905)	(238,905)
Balance, November 30, 2011	16,752,500	$ 16,753	$ 1,066,956	$ (2,403)	$ (2,492,636)	$ (1,411,330)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Six months ended		Inception) to
	November,		November 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$ (238,905)	$ (459,575)	$ (2,492,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	-	4,300
Decrease (increase) in rent deposit	-	-	(1,205)
Increase (decrease) in accounts payable – related party	142,322	272,545	962,838
Increase (decrease) in accounts payable and accrued liabilities	(29,167)	(23,407)	205,845
Increase (decrease) in accrued interest	7,728	2,780	29,973
Cash Flows used in operating activities	(118,022)	(207,657)	(1,262,390)

Cash Flows from Investing Activities
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692
Cash Flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Overdraft in bank	(19,282)	-	-
Proceeds from loan payable – related party	6,520	-	119,363
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	133,727	270,000	988,269
Cash flows provided by financing activities	120,965	270,000	1,129,137

Effect of exchange rate changes on cash	27	(10,940)	250

Increase (decrease) in cash during the period	2,970	51,103	2,970

Cash, beginning of period	-	4,047	-

Cash, end of period	$ 2,970	$ 55,450	$ 2,970

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$ -	$ -	$ 12,000
Common stock issued for debt	$ -	$ -	$ 25,000

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

    PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2011 and May 31, 2011

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2011, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $2,493,769 since inception, has negative working capital of $1,411,330 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
F-6

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2011.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2011.

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

Note 3 – Recent Accounting Pronouncements

ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.

This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements.  The ASU requires certain new disclosures and clarifies two existing disclosure requirements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

The Company has a two year consulting contract with its President, Tom Zapatinas which includes a $10,000 a month fee for services provided to the Company. Since the Company does not have funds to pay these fees, it has accrued the costs as accounts payable to related parties.  At November 30, 2011 and May 31, 2011, the Company had an accounts payable to– related party balance to Mr. Zapatinas in the amounts of $451,381 and $423,147.

During the six months ended November 30, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered. At November 30, 2011 and May 31, 2011, the Company had an account payable to related parties balance to Lizee Gauthier in the amounts of $88,591 and $73,809.

As of November 30, 2011 and May 31, 2011, the Company owed shareholders $559,813 and $488,853. The terms of repayment are 30 days after demand is made by the shareholder.

Loans Payable to Related Party

The Company has a loan payable to a shareholder of the Company. The loans are unsecured, bear 6% interest per annum and are payable 30 days after demand is made by the shareholder. At November 30, 2011 and May 31, 2011 the Company had a loan payable to related party balance of $93,014 and $86,494. As of November 30, 2011 and May 31, 2011 the Company had accrued interest on the related party loan in the amounts of $15,016 and $9,619.

Note 5 – Convertible Note Payable

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture was for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $0.50 per share for a period of one year.  During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119.  The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at November 30, 2011 was $61,463, including accrued interest in the amount of $14,958, which is an increase of $2,332 since the year ended May 31, 2011.

Note 6 – Stockholders’ Deficit

Common Stock

In the year ended May 31, 2011, the Company issued 722,500 common shares for $722,500 cash. The Company also issued 25,000 common shares to reduce $25,000 in loan payable to related party debt.

During the six months ended November 30, 2011, the Company issued 135,000 common shares for $135,000 cash.

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

Liquidity and Capital Resources

As of November 30, 2011, PreAxia’s cash balance was $2,970, compared to a cash deficit of $19,297 as at May 31, 2011.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,411,330 as of November 30, 2011 compared with a working capital deficit of $1,307,545 as of May 31, 2011.  Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $2,950,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.  During the six month period ended November 30, 2011, we obtained additional loans from related parties in the amount of $17,082 and received $135,000 in respect of six subscription agreements for 135,000 shares at $1.00 per share. These share issuances were approved by our board of directors. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at November 30, 2011 compared to May 31, 2011 is summarized as follows:

Working Capital

	November 30, 2011	May 31, 2011

Current Assets	$ 4,175	$ 1,205
Current Liabilities	1,415,505	1,308,750
Working Capital (deficit)	$ (1,411,330)	$ (1,307,545)

The increase in our working capital deficit of $103,785 was primarily due to an increase in our bank balance of $23,472 offset by a decrease in our accounts payable and accrued liabilities of $29,168, and increase in our accounts payable and loans from related parties in the amount of $147,492 an increase in our convertible loan in the amount of $2,332 and an increase in accrued interest of $5,397.

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

For the three month period ended November 30, 2011 and November 30, 2010

Our operating results for the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the three month period ended November 30, 2011 was $78,340 compared to $253,400 for the three month period ended November, 2010. The decrease in loss of $175,060 for the three month period ending November 30, 2011 is due to a decrease in expenses of $111,794 for research and development, a decrease of $9,813 for wages and benefits, an increase of $1,043 for rent, offset by a decrease in the amount of $38,542 for professional fees and an increase in the amount of $9,173 in office and administration fees.

Research and Development

Research and Development expenses decreased by $111,794 in the three month period ended November 30, 2011 compared to the three month period ended November 30, 2010, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $9,813 during the three month period ended November 30, 2011 compared to November 30, 2010, due to an employee resigning as at June 30, 2011.

Office and Administration

Office and administration expenses increased by $9,173 for the period ended November 30, 2011 compared to November 30, 2010, due to an increase in travel expenses to for meetings with potential clients.

Professional Fees

Professional fees decreased by $38,542 during the three months ended November 30, 2011 compared to November 30, 2010, due to a decrease in accounting and legal fees.

Rent

Rent increased by $1,043 during the three months ended November 30, 2011 compared to November 30, 2010 due to the exchange rate on rent.

For the six month period ended November 30, 2011 and November 30, 2010

Our operating results for the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the six month period ended November 30, 2011 was $238,904 compared to $459,575 for the six month period ended November 30, 2010. The decrease in loss of $220,853 for the six month period ending November 30, 2011 is due to a decrease in expenses of $149,137 for research and development, a decrease of $25,396 for wages and benefits, a decrease of $756 for rent, a decrease in the amount of $29,097 for professional fees and an increase in the amount of $149 in office and administration fees.

Research and Development

Research and Development expenses decreased by $149,137 in the six month period ended November 30, 2011 compared to the six month period ended November 30, 2010, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $25,396 during the six month period ended November 30, 2011 compared to November 30, 2010, due to an employee resigning as at June 30, 2011.

Office and Administration

Office and administration expenses decreased by $149 for the period ended November 30, 2011 compared to November 30, 2010.

Professional Fees

Professional fees decreased by $29,097 during the six months ended November 30, 2011 compared to November 30, 2010, due to a decrease in accounting and legal fees.

Rent

Rent decreased by $756 during the six months ended November 30, 2011 compared to November 30, 2010 due to the exchange rate on rent.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2011. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2011 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2011: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010 and 2011. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2011, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $2,492,682 for the period from January 28, 2008 (date of inception) to November 30, 2011. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We do not have key personnel insurance.

We do not currently have key personnel insurance in place in respect of any of our senior officers or personnel.

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

Our management evaluated our disclosure controls and procedures as of November 30, 2011 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2011 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of November 30, 2011, there were 16,752,500 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 135,000 shares for $135,000 were issued during the nine months ended November 30, 2011 in support of research and development.

Rahim Investments 25,000 shares at $1.00 for $25,000.00

Sharon Bauer 10,000 shares at $1.00 for $10,000.00

John Chios 25,000 shares at $1.00 for $25,000.00

John Carlos 25,000 shares at $1.00 for $25,000.00

S Zolotas 25,000 shares at $1.00 for $25,000.00

C Ortiz 25,000 shares at $1.00 for $25,000.00

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

