Form 10-Q
period 2012-02-29
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2013-05-20
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

or

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

Yes [  ]  No [X  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

17,652,072 common shares outstanding as of May 15, 2013

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2012.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2011.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-3

Unaudited Consolidated Statements of Stockholders’ Deficit	F-4

Unaudited Consolidated Statements of Cash Flows	F-5

Notes to Unaudited Consolidated Financial Statements	F-6 to F-13

F-1

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2012

(Stated in US Dollars)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

February 29, 2012 and May 31, 2011

(Stated in US Dollars)

		(Unaudited) February 29, 2012	May 31, 2011

ASSETS

Current Assets
Cash		$ 9,121	$ -

Total Current Assets		9,121	-

Other Assets
Deposits		1,475	1,205
Total Other Assets		1,475	1,205

Total Assets		$ 10,596	$ 1,205

LIABILITIES

Current Liabilities
Bank Overdraft		$ -	$ 19,297
Accounts Payable and Accrued Liabilities		120,730	148,401
Accounts Payable – Related Party (Note 4)		989,990	985,808
Loan Payable – Related Party (Note 4)		-	86,494
Accrued Interest – Loans Payable		4,060	9,619
Convertible Note Payable - including accrued interest, net of discount (Note 5)		-	59,131

Total Current Liabilities		1,114,780	1,308,750

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000	common shares authorized
75,000,000 common shares authorized 17,207,070 and 16,617,500 common shares issued and outstanding at February 29, 2012 and May 31, 2011, respectively		17,207	16,618
Additional Paid-in Capital		1,521,072	932,091
Accumulated other Comprehensive Loss		(1,995)	(2,523)
Deficit Accumulated During the Development Stage		(2,640,468)	(2,253,731)

Total Stockholders’ Deficit		(1,104,184)	(1,307,545)

Total Liabilities and Stockholders’ Deficit		$ 10,596	$ 1,205

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

					January 28,
					2008 (Date of
	Three months ended		Nine months ended		Inception) to
	February 29, & February 28,		February 29, & February 28,		February 29,
	2012	2011	2012	2011	2012

Expenses
Consulting fees	$ 30,000	$ 30,000	$ 90,000	$ 90,000	$ 533,689
Professional fees	0	32,115	24,331	85,543	310,547
Office and administration	23,382	15,081	46,532	38,081	251,060
Research and development	55,157	186,501	164,063	444,544	1,180,013
Wages and benefits	21,017	26,516	44,013	74,908	239,276
Rent	5,833	4,217	14,338	13,478	46,058

Operating loss	(135,389)	(294,430)	(383,276)	(746,554)	(2,560,642)
Commission income			46	-	46
Interest income			-	-	638
Interest expense	(3,704)	(7,144)	(11,433)	(14,595)	(57,521)
Foreign currency transaction income (expense)	(8,739)		7,926	-	(22,989)

Net loss	$ (147,832)	$ (301,574)	$ (386,737)	$ (761,149)	$ (2,640,468)

Other comprehensive income:
Foreign currency translation	(408)	(10,040)	528	(33,411)	(1,995)

Comprehensive loss for the period	$ (148,240)	$ (311,614)	$ (386,209)	$ (794,560)	$ (2,642,463)

Basic and diluted loss per share	(.01)	(.02)	(0.02)	(0.05)

Weighted average number of shares outstanding	17,207,070	16,278,036	17,207,070	16,033,187

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through February 29, 2012

(Stated in U.S.Dollars)

					Deficit
	Common Stock			Accumulated	Accumulated
			Additional	Other	During the
			Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Income	Stage	Total

Balance, January 28, 2008	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	-	-	-	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964	-	-	40,714
Foreign currency translation adjustment	-	-	-	(810)	-	(810)
Net loss for the year	-	-	-	-	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964	(810)	(23,998)	27,906

Warrants issued with convertible debt	-	-	28,495	-	-	28,495
Foreign currency translation adjustment	-	-	-	1,295	-	1,295
Net loss for the year	-	-	-	-	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459	485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880	-	-	120,000
Foreign currency translation adjustment	-	-	-	(896)	-	(896)
Net loss for the period	-	-	-	-	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339	(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975	-	-	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777	-	-	722,500
Foreign currency translation adjustment	-	-	-	(2,112)	-	(2,112)
Net loss for the period	-	-	-	-	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091	(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	245,000	245	244,755	-	-	245,000
Common shares issued for debt conversion @ $1.00 per share	344,570	345	344,225	-	-	344,570
Foreign currency translation adjustment	-	-	-	528	-	528
Net loss for the period	-	-	-	-	(386,737)	(386,737)

Balance, February 29, 2012	17,207,070	$ 17,208	$ 1,521,072	$ (1,995)	$ (2,640,468)	$ (1,104,184)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Nine months ended		Inception) to
	February 29, and February 28		February 29,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$ (386,737)	$ (761,149)	$ (2,640,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	-	4,300
Decrease (increase) in rent deposit	(270)	-	(1,475)
Increase (decrease) in accounts payable – related party	172,968	305,672	993,484
Increase (decrease) in accounts payable and accrued liabilities	(27,670)	(22,636)	207,342
Increase (decrease) in accrued interest	11,433	3,718	33,678
Cash Flows used in operating activities	(230,276)	(474,395)	(1,374,644)

Cash Flows from Investing Activities
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692
Cash Flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Overdraft in bank	(19,277)	-	5
Proceeds from loan payable – related party	6,960	9,469	119,803
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	245,000	652,500	1,099,542
Cash flows provided by financing activities	232,683	661,969	1,240,855

Effect of exchange rate changes on cash	6,714	(33,047)	6,937

Increase (decrease) in cash during the period	9,121	156,527	9,121

Cash, beginning of period	-	4,047	-

Cash, end of period	$ 9,121	$ 160,574	$ 9,121

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$ -	$ -	$ 12,000
Common stock issued for debt	$ 344,570	$ -	$ 369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 29, 2012 and May 31, 2011

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 29, 2012, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 29, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,640,468 since inception, has negative working capital of $1,104,186 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 29, 2012.

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

The Company determined that there were no impairments of long-lived assets as of February 29, 2012.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

The Company has a two year consulting contract with its President, Tom Zapatinas which includes a $10,000 a month fee for services provided to the Company. Since the Company does not have funds to pay these fees, it has accrued the costs as accounts payable to related parties.  At February 29, 2012 and May 31, 2011, the Company had an accounts payable to – related party balance to Mr. Zapatinas in the amounts of $484,191 and $394,800.

During the nine months ended February 29, 2012, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered. At February 29, 2012 and May 31, 2011, the Company had an accounts payable to related parties balance to Lizee Gauthier in the amounts of $84,892 and $73,809.

During the period, the company converted accounts payable in the amount of $173,859 into common shares. As of February 29, 2012 and May 31, 2011, the Company owed shareholders $393,118 and $488,853. The terms of repayment are 30 days after demand is made by the shareholder.

Loans Payable to Related Party

The Company has a loan payable to a shareholder of the Company. The loans are unsecured, bear 6% interest per annum and are payable 30 days after demand is made by the shareholder. At February 29, 2012 and May 31, 2011 the Company had a loan payable to related party balance of $93,454 and $86,494. As of February 29, 2012 and May 31, 2011 the Company had accrued interest on the related party loan in the amounts of $17,561 and $9,619. The loan including accumulated interest was converted into 109,488 shares on February 29, 2012.

Note 5 – Convertible Note Payable

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture was for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $1.00 per share for a period of one year.  During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119.  The discount was fully amortized by November 30, 2009. The Company is in discussion with the lender regarding either the possible conversion of the note to shares or the renewal of the note for another year. The balance on this debenture at February 29, 2012 was $62,622, including accrued interest in the amount of $16,117, which is an increase of $3,491 since the year ended May 31, 2011. The note including accumulated interest was converted into 61,223 shares on February 29, 2012.

Note 6 – Stockholders’ Deficit

Common Stock

In the year ended May 31, 2011, the Company issued 722,500 common shares for $722,500 cash. The Company also issued 25,000 common shares to reduce $25,000 in loan payable to related party debt

During the nine months ended February 29, 2012, the Company issued 245,000 common shares for $245,000 cash. The Company also issued 344,570 shares for the reduction of $334,570 in debt.

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

2011 $ 4,760

2012 $ 8,330

Total $ 13,090

Note 8 - Subsequent events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

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

Liquidity and Capital Resources

As of February 29, 2012, PreAxia’s cash balance was $9,121, compared to a cash deficit of $19,297 as at May 31, 2011.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,105,661 as of February 29, 2012 compared with a working capital deficit of $1,104,186 as of May 31, 2011.

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

During the nine month period ended February 29, 2012, we obtained additional loans from related parties in the amount of $17,082 and received $245,000 in respect of nine subscription agreements for 245,000 shares at $1.00 per share. These share issuances were approved by our board of directors. The company also converted a total of $344,570 of debt into an equal number of shares on February 29, 2012. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at February 29, 2012 compared to May 31, 2011 is summarized as follows:

Working Capital

	February 29, 2012	May 31, 2011

Current Assets	$ 10,596	$ 1,205
Current Liabilities	1,114,782	1,308,750
Working Capital (deficit)	$ (1,104,186)	$ (1,307,545)

The decrease in our working capital deficit of $203,359 was primarily due to a decrease in our loan payable balance of $145,625 and by a decrease in our accounts payable and accrued liabilities of $27,669. Accrued interest also decreased by $5,559.

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

For the three month period ended February 29, 2012 and February 28, 2011

Our operating results for the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the three month period ended February 29, 2012 was $135,390 compared to $294,430 for the three month period ended February 28, 2011. The decrease in loss of $159,040 for the three month period ending February 29, 2012 is due to a decrease in expenses of $131,344 for research and development, a decrease of $5,498 for wages and benefits, an increase of $1,616 for rent, offset by a decrease in the amount of $32,115 for professional fees and an increase in the amount of $8,302 in office and administration fees.

Research and Development

Research and Development expenses decreased by $131,344 in the three month period ended February 29, 2012 compared to the three month period ended February 28, 2011, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $5,498 during the three month period ended February 29, 2012 compared to February 28, 2011, due to an employee resigning as at June 30, 2011.

Office and Administration

Office and administration expenses increased by $8,302 for the period ended February 29, 2012 compared to February 28, 2011, due to an increase in travel expenses to for meetings with potential clients.

Professional Fees

Professional fees decreased by $32,115 during the three months ended February 29, 2012 compared to February 28, 2011, due to a decrease in accounting and legal fees.

Rent

Rent increased by $1,616 during the three months ended February 29, 2012 compared to February 28, 2011 due to the exchange rate on rent.

For the nine month period ended February 29, 2012 and February 28, 2011

Our operating results for the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the nine month period ended February 29, 2012 was $383,276 compared to $746,554 for the nine month period ended February 28, 2011. The decrease in loss of $363,278 for the nine month period ending February 29, 2012 is due to a decrease in expenses of $280,481 for research and development, a decrease of $30,895 for wages and benefits, an increase of $860 for rent, a decrease in the amount of $61,212 for professional fees and an increase in the amount of $8,451 in office and administration fees.

Research and Development

Research and Development expenses decreased by $280,481 in the nine month period ended February 29, 2012 compared to the nine month period ended February 28, 2011, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $30,895 during the nine month period ended February 29, 2012 compared to February 28, 2011, due to an employee resigning as at June 30, 2011.

Office and Administration

Office and administration expenses increased by $8,451 for the period ended February 29, 2012 compared to February 28, 2011 due to an increase in travel.

Professional Fees

Professional fees decreased by $61,212 during the nine months ended February 29, 2012 compared to February 28, 2011, due to a decrease in accounting and legal fees.

Rent

Rent increased by $860 during the nine months ended February 29, 2012 compared to February 28, 2011.

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

Our company determined that our disclosure controls and procedures were not effective as of February 29, 2012 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2011: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010 and 2011. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2011, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $2,640,468 for the period from January 28, 2008 (date of inception) to February 29, 2012. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2011, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of February 29, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2011 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of May 15, 2013, there were 17,652,072 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 245,000 shares for $245,000 were issued during the nine months ended February 29, 2012 in support of research and development.

Rahim Investments 25,000 shares at $1.00 for $25,000.00

Sharon Bauer 10,000 shares at $1.00 for $10,000.00

John Chios 25,000 shares at $1.00 for $25,000.00

John Carlos 25,000 shares at $1.00 for $25,000.00

S Zolotas 25,000 shares at $1.00 for $25,000.00

C Ortiz 25,000 shares at $1.00 for $25,000.00

CDM Holdings 25,000 shares at $1.00 for $25,000.00

Marie Chios 25,083 shares at $1.00 for $25,000.00

Dan Saucier 20,000 shares at $1.00 for $20,000.00

Jim Rothwell 5,000 shares at $1.00 for $5,000.00

Krita Investments 10,000 shares at $1.00 for $10,000.00

Chanalampos Lappas 25,000 shares at $1.00 for $25,000.00

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Changes in Registrant’s Certifying Accountant

On May 20, 2013, 2013, Preaxia Health Care Payment Systems Inc., (the “Company”) formally informed Child, Van Wagoner & Bradshaw, PLLC of their dismissal as the Company’s independent registered public accounting firm. The decision was based on the Board's determination that fees quoted for the May 31, 2012 fiscal year end audit work were too onerous for the Company, resulting in a decision to seek alternate quotes.

The reports of Child, Van Wagoner & Bradshaw, PLLC on the Company’s financial statements as of and for the fiscal years ended May 31, 2011 and 2010 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.

The Company’s Board of Directors participated in and approved the decision to change independent registered public accounting firms. During the fiscal years ended May 31, 2011 and 2010, and through May 20, 2013, there have been no disagreements with Child, Van Wagoner & Bradshaw, PLLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw, PLLC would have caused them to make reference thereto in connection with their report on the financial statements for such years.

The Company has requested that Child, Van Wagoner & Bradshaw, PLLC furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements.

On May 20, 2013, the Company engaged Patrick Rodgers CPA, PA as its new independent registered public accounting firm. During the two most recent fiscal years and through May 20, 2013, the Company had not consulted with Patrick Rodgers CPA, PA regarding any of the following:

The application of accounting principles to a specific transaction, either completed or proposed;

The type of audit opinion that might be rendered on the Company’s consolidated financial statements, and none of the following was provided to the Company: (a) a written report, or (b) oral advice that concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issue; or

Any matter that was subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K.

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

Date: May 20, 2013

