Form 10-K
period 2012-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2013-08-29
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Yes [   ]     No [ X ]

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

Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,241,035 on November 30, 2011.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

17,552,082 shares of common stock outstanding as of August 28, 2013

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

Not Applicable.

2

PART I

FORWARD-LOOKING STATEMENTS.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including the risks in the section entitled “Risk Factors” commencing on page 5, uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our product; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we,” “us,” “our,” and “PreAxia” mean PreAxia Health Care Payment Systems Inc. and our wholly- owned subsidiary, PreAxia Health Care Payment Systems, Inc. (formerly H Pay Card Inc.), unless the context clearly requires otherwise. Unless otherwise stated, “$” refers to United States dollars.

ITEM 1. BUSINESS

Corporate Overview

Preaxia was incorporated in the State of Nevada on April 3, 2000. On December 11, 2008, the Nevada Secretary of State effected a name change which had been previously approved by the majority of the stockholders on October 28, 2008.

Our company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment Systems, Inc. (“PreAxia Canada”- formerly H Pay Card Inc.). PreAxia Canada, prior to being acquired by PreAxia, was a private corporation incorporated pursuant to the laws of the Province of Alberta on January 28, 2008.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment, and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US will grow to over $75 billion in assets and 25 million consumers by 2015. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

PreAxia has identified the following channels through which it will target prime end market customers:

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

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are key to advance our company’s goals in 2012 and 2013, for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the Health Card value proposition in the marketplace. Our company is taking a different approach by providing a high value added and robust capability within specific target markets, rather than the one size fits all and mass volume approach of the larger companies in the Canadian and international market. The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia’s target markets:

Canadian Market:

  Pay Linx Financial Corporation is presently inactive, but was a company offering prepaid debit card payment solutions that integrated into the Interac and MasterCard financial networks in North America. Pay Linx Financial Corporation was 27.0% owned by Royal Bank of Canada and provided services to Royal Bank of Canada for Canadian governments through QuickLinxTM, replacing cheque and voucher payments.
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
  HyperWALLET Systems Inc. offers flexible debit card payment solutions through Alterna Savings, HSBC and the Credit Union Central of British Columbia, Canada. It also offers pre- authorized debit, credit card, EFT and bill payment services.
  NextWave Wireless Inc. is a joint venture between Money Mart and DataWave Systems Inc., established to provide card issuance solutions including prepaid debit and credit cards. Nextwave Titanium prepaid cards issued by Money Mart support loading from Money Mart transactions, such as cheque cashing, bill payment and ATM cash withdrawal.
  DataWave Systems Inc. provides prepaid card products for scheme cards as well as prepaid phone cards and prepaid wireless airtime. It offers instant activation through retail point of sale (“POS”) terminals. DataWave Systems Inc. is owned by InComm, a global provider of prepaid services. DataWave Systems Inc. also powers the Peoples Trust Company’s card service initiative, HorizonPlus, which is the contracted provider of Titanium card services.

International Market:

  Orbiscom Inc. is in an alliance with MasterCard to offer custom use cards that can be issued by MasterCard banks and provides for restricted authorizations (by merchant, merchant type or geography) as well as instant issuance.
  Comdata Corporation offers controlled spending solutions, with enhanced authorization and real time transfer of funds to payees, including government program payments.
  Affiliated Computer Services Inc. (ACS) is penetrating the U.S. government benefits card issuance marketplace through MasterCard prepaid cards that support no fee ATM cash withdrawals through participating ATM networks. ACS provides these services for a range of governmental benefits programs.
  Metavante Corporation is owned by Marshall & Ilsley Corporation and provides a wide range of payments products and services.
  Blackhawk Network is owned by Safeway and is a provider of the gift card mall, which can be used at participating merchants only. These cards are Visa, MasterCard or American Express branded and are activated at the POS.
  InComm is expanding its prepaid card services network, Fastcard, through an arrangement with Green Dot Corporation, which is a leading network of reloadable debit cards and processes for the MasterCard repower POS-based load network for prepaid cards.

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

Intellectual Property and Patent Protection

At present, PreAxia does not have any pending or registered patents or trademarks.

Research and Development

For the year ended May 31, 2012, we expended $240,596 on research and development compared to $649,324 during year ended May 31, 2011.

Employees

PreAxia has no employees. It has one full-time consultant, our Chief Executive Officer, Mr. Tom Zapatinas. We entered into an employment agreement effective July 1, 2009 with Mr. Geneau for the position of chief marketing and privacy officer. Effective June 30, 2011, this employee resigned. Effective September 1, 2011, an employment agreement was signed with Mr. Perry Shoom for the position of general manager; this position was terminated at the end of October 2012. We anticipate that we will need to hire additional key staff in areas of administration, accounting, business development, operations, sales and marketing, and research and development.

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

PreAxia has a limited operational history. Our company has never paid dividends and has no present intention to pay dividends. Our company is in the early commercialization stage of its business and therefore will be subject to the risks associated with early stage companies, including uncertainty of revenues, markets and profitability, and the need to raise additional funding. PreAxia will be committing, and for the foreseeable future will continue to commit, significant financial resources to marketing, product development and research. PreAxia’s business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development. Such risks include the evolving and unpredictable nature of our company’s business,

PreAxia’s ability to anticipate and adapt to a developing market, acceptance by consumers of our products and the ability to identify, attract and retain qualified personnel. There can be no assurance that PreAxia will be successful in doing what is necessary to address these risks.

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

Our management evaluated our disclosure controls and procedures as of May 31, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2012 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We may face a slowdown in developing markets.

The market for PreAxia’s product is relatively new and continues to evolve. If the market for PreAxia’s product fails to develop and grow, or if PreAxia’s product does not gain market acceptance, PreAxia’s business and prospects will be harmed.

Our ability to keep current with technological changes can impact our ongoing business.

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

Certain directors and officers of Preaxia may have, either other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

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

In addition to the penny stock rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We presently lease office space of 712 square feet in Calgary, Alberta Canada at $1,696.00 USD ($1,713.00 CDN at .9903) per month. On August 1, 2010, we exercised our option to renew the lease to the end of July 31, 2011.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on any exchange. Until September 2, 2010, our common stock was quoted on the OTC Bulletin Board, but effective September 3, 2010, our common stock has not been eligible for quotation on the OTC Bulletin Board. We cannot assure you that there will be a market for our common stock in the future.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2012 and 2011.

Quarter Ended	High	Low
05/31/2012	$0.00	$0.00
02/28/2012	$0.00	$0.00
11/30/2011	$0.00	$0.00
08/31/2011	$0.00	$0.00
05/31/2011	$0.00	$0.00
02/28/2011	$0.00	$0.00
11/30/2010	$0.00	$0.00
08/31/2010	$0.00	$0.00

Holders of Our Common Stock

As of June 15, 2013, there were 71 holders of record of our common stock and 17,552,082 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2012.

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

Recent Sales of Unregistered Securities

Except as disclosed below, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2012.

In the year ended May 31, 2011, the Company issued 722,500 shares of common stock for $722,500 cash.

In the year ended May 31, 2012, the Company issued 420,000 shares of common stock for $345,000 cash.

On April 16, 2012, we issued 50,000 shares of common stock at $.50 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

On May 3, 2012, we issued 50,000 shares of common stock at $.50 per share for total proceeds of $25,000 to one investor. We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2012.

Conversion of Debt to Equity

On February 29, 2012, we issued 344,570 shares for the conversion of debt and interest totalling $344,570.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2012, which are included herein. Our operating results for the year ended May 31, 2012 and May 31, 2011 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2012 and May 31, 2011 were as follows:

	Year Ended
	2012	2011	Difference	%

Consulting fees	$ 120,000	$ 120,000	$ -	0%
Professional fees	36,331	126,876	(90,545)	-71%
Office and administrative	78,134	95,631	(17,497)	-18%
Research and development	240,596	649,324	(408,728)	-63%
Wages and benefits	65,282	102,794	(37,512)	-36%
Rent	18,541	17,841	700	4%

	$ 558,884	$ 1,112,466	$ (553,582)

Operating expenses for the year ended May 31, 2012 were $558,884 compared to $1,112,466 for the year ended May 31, 2011, resulting in a decrease of $553,582. The decrease was due to a decrease in professional fees of $90,545, a decrease in office and administration of $17,497, a decrease in research and development of $408,728, a decrease in wages and benefits of $37,512, and offset by an increase in rent of $700.

Professional Fees

Professional fees were $36,331 for the year ended May 31, 2012 compared to $126,876 for the year ended May 31, 2011, resulting in a decrease of $90,545. The decrease was from less accounting, legal, and audit fees.

Office and Administration

Our office and administration expenses were $78,134 for the year ended May 31, 2012 compared to $95,631 for the year ended May 31, 2011, resulting in a decrease of $17,497. The decrease was due to less travel expenses to Bolivia and a decrease in general and administration expenses.

Research and development

Research and development expenses were $240,596 for year ended May 31, 2012 compared to $649,324 for the year ended May 31, 2011, resulting in a decrease of $408,728. The decrease was due to the completion of major program components.

Wages and benefits

Wages and benefits were $65,282 for the year ended May 31, 2012 compared to $102,794 for the year ended May 31, 2011, resulting in a decrease of $37,512. The decrease was due to an employee resigning.

Rent

Rent expense was $18,541 for the year ended May 31, 2012 compared to $17,841 for the year ended May 31, 2011, resulting in an increase of $700. The increase was due to effects of foreign exchange rates.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet its needs for cash.  The following table provides certain selected balance sheet comparisons between May 31, 2012 and May 31, 2011:

	2012	2011	$ change	% change
Working capital	$ (1,184,050)	$ (1,308,750)	$ 124,700	-9.5%
Cash	$ 11,182	$ -	$ 11,182	Over 100%
Total current assets	$ 11,182	$ -	$ 11,182	Over 100%
Total assets	$ 12,657	$ 1,205	$ 11,452	Over 100%
Accounts payable and accrued liabilities	$ 1,189,904	$ 1,153,506	$ 36,398	3.2%
Loan payable related party	$ -	$ 86,494	$ (86,494)	Over 100%
Accrued interest	$ 5,328	$ 9,619	$ (4,291)	-44.6%
Convertible notes payable	$ -	$ 59,131	$ (59,131)	Over 100%
Total current liabilities	$ 1,195,232	$ 1,308,750	$ (113,518)	-8.7%
Total liabilities	$ 1,195,232	$ 1,308,750	$ (113,518)	-8.7%

As of May 31, 2012, we had a cash balance of $11,182 compared to a bank deficit of $19,297 at May 31, 2011. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,184,050 as of May 31, 2012 compared with a working capital deficit of $1,308,750 as of May 31, 2011. The decrease in our working deficit of $123,494 was primarily due to increase in bank account, decreases in accounts payables, loans payable and convertible debenture offset by an increase in accounts payable related party.

Cash Flows

Year Ended
	Thursday, May 31, 2012	Tuesday, May 31, 2011
Net cash used in operating activities	$ (328,300)	$ (75,409)
Net cash provided by investing activities	$ -	$ -
Net cash provided by financing activities	$ 332,673	$ 751,362
Effect of exchange rate on cash	$ -	$ -
Change in cash and cash equivalents during period	$ 11,182	$ (4,047)

Cash Used in Operating Activities

Net cash used for continuing operating activities for the year ended May 31, 2012 was $328,300 as compared to $755,409 for the year ended May 31, 2011. Non-cash items totaling approximately $237,277 contributing to the net cash used in continuing operating activities for fiscal 2012 include:

•        $271 increase in rent deposit

•        $243,999 increase in accounts payable to related parties; representing working capital loans to shareholders

•        $19,153 decrease in accounts payable and accrued liabilities

•        $12,701 increase in accrued interest

Net cash used for continuing operating activities for the year ended May 31, 2011 was $755,409. Non-cash items totaling approximately $397,150 contributing to the net cash used in continuing operating activities for the year ended May 31, 2011 include:

•          $374,374 increase in accounts payable to related parties; representing working capital loans to shareholders

•	$14,925 increase in accounts payable and accrued liabilities
•	$7,851 increase in accrued interest

Cash Provided by Investing Activities

During the years ended May 31, 2012 and 2011, no funds were used or provided by investing activities.

Cash from Financing Activities

Net cash provided by financing activities was $332,673 for the year ended May 31, 2012 as compared to $751,362 for the year ended May 31, 2011. During the year ended May 31, 2012 we generated $344,999 from the sale of common stock, $6,960 in proceeds from related parties, and paid $19,286 in bank overdraft.

During the year ended May 31, 2011 we generated $722,500 from the sale of our common stock, $9,580 in proceeds from related parties, and $19,282 in bank overdraft.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada. We project that we will require an estimated additional $2,734,051 over the next twelve month period to fund our operating cash shortfall calculated as $1,184,051 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2013. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Going Concern

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

We have historically incurred losses and have incurred a loss of $2,819,309 from inception to May 31, 2012. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Development Stage Company

Our company is a development stage company as defined in FASC 915-10-05 Development Stage Entity. Our company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception has been considered as part of our company’s development stage activities.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share are not presented because they are anti-dilutive.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Recent Accounting Pronouncements

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents

Page

Report of Independent Registered Accounting Firm	F-1

Report of Independent Registered Accounting Firm	F-2

Consolidated Balance Sheets as of May 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended May 31, 2012 and 2011	F-4

Consolidated Statements of Stockholders' Deficit for the years ended May 2012 and 2011	F-5

Consolidated statements of cash flows for the years ended May 31, 2012 and 2011	F-6

Notes to Consolidated Financial Statements	F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Preaxia Health Care Payment Systems, Inc.

Calgary, Alberta

We have audited the accompanying consolidated balance sheet of Preaxia Health Care Payment Systems, Inc.

and its subsidiary (the “Company”) as of May 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended May 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2012 and the consolidated results of its operations and its cash flows for the year ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying consolidated financial statements, the Company has incurred losses since inception, has a negative working capital balance at December 31, 2012, and has a retained deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA

Altamonte Springs, Florida

June 20, 2013

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Preaxia Health Care Payment Systems, Inc.

We have audited the accompanying consolidated balance sheet of Preaxia Health Care Payment Systems, Inc. (the Company) and subsidiary as of May 31, 2011, and the related consolidated statements of operations and comprehensive income, statements of stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preaxia Health Care Payment Systems, Inc. and subsidiary as of May 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Child, Van Wagoner & Bradshaw, PLLC, CPA

Salt Lake City, Utah

October 20, 2011

F-2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
May 31, 2012 and May 31, 2011
(Stated in US Dollars)

	2012	2011
ASSETS

Current assets
Cash	$ 11,182	$ -

Total current assets	11,182	-

Other assets
Deposits	1,475	1,205
Total other assets	1,475	1,205

Total assets	$ 12,657	$ 1,205

LIABILITIES

Current liabilities
Bank overdraft	$ -	$ 19,297
Accounts payable and accrued liabilities	129,249	148,401
Accounts payable – related party	1,060,655	985,808
Loan payable – related party	-	86,494
Accrued interest – loans payable	5,328	9,619
Convertible note payable - including accrued interest, net of discount	-	59,131

Total current liabilities	1,195,232	1,308,750

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value; 75,000,000 shares authorized
17,552,082 and 16,617,500 common shares issued and
outstanding at May 31, 2012 and 2011	17,552	16,618
Additional paid-in capital	1,620,897	932,091
Stock subscription receivable	(170)	-
Accumulated other comprehensive loss	(1,545)	(2,523)
Deficit accumulated during the development stage	(2,819,309)	(2,253,731)

Total stockholders’ deficit	(1,182,575)	(1,307,545)

Total liabilities and stockholders’ deficit	$ 12,657	$ 1,205

The accompanying notes are an integral part of these financial statements.

F-3

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	For the year ended		Inception) to
	May 31,		May 31,
	2012	2011	2012

Expenses
Consulting fees	$ 120,000	$ 120,000	$ 563,689
Professional fees	36,331	126,876	322,547
Office and administration	78,134	95,631	282,664
Research and development	240,596	649,324	1,256,546
Wages and benefits	65,282	102,794	260,545
Rent	18,541	17,841	50,261

Total expenses	558,884	1,112,466	2,736,251

Operating loss	(558,884)	(1,112,466)	(2,736,251)

Commission income	47	-	47
Interest income	1	19	639
Interest expense	(12,701)	(7,851)	(58,789)
Foreign currency transaction income (expense)	5,959	(32,261)	(24,956)

Net loss	$ (565,578)	$ (1,152,559)	$ (2,819,309)

Other comprehensive income:
Foreign currency translation	978	(2,112)	(1,545)

Comprehensive loss for the period	$ (564,600)	$ (1,154,671)	$ (2,820,854)

Basic and diluted loss per share	$ (0.03)	$ (0.07)

Weighted average number of shares outstanding	17,153,247	16,115,014

The accompanying notes are an integral part of these financial statements.

F-4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
For the Cumulative period January 28, 2008 (Date of Inception) through May 31, 2012 (Stated in U.S. Dollars)

						Deficit
					Accumulated	Accumulated
			Additional	Stock	Other	During the
	Common Stock		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	—	$—	$—	$—	$—	$—	$—
Common shares issued pursuant to share exchange agreements	12,000,000	12,000	—	—	—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964	—	—	—	40,714
Foreign currency translation adjustment	—	—	—	—	(810)	—	(810)
Net loss for the year	—	—	—	—	—	(23,998)	(23,998)

Balance, May 31, 2008	15,750,000	15,750	36,964	—	(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495	—	—	—	28,495
Foreign currency translation adjustment	—	—	—	—	1,295	—	1,295
Net loss for the year	—	—	—	—	—	(333,982)	(333,982)

Balance, May 31, 2009	15,750,000	15,750	65,459	—	485	(357,980)	(276,286)

Common shares issued for cash at $1.00 per share	120,000	120	119,880	—	—	—	120,000
Foreign currency translation adjustment	—	—	—	—	(896)	—	(896)
Net loss for the period	—	—	—	—	—	(743,192)	(743,192)

Balance, May 31, 2010	15,870,000	15,870	185,339	—	(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975	—	—	—	25,000
Common shares issued for cash at $1.00 per share	722,500	723	721,777	—	—	—	722,500
Foreign currency translation adjustment	—	—	—	—	(2,112)	—	(2,112)
Net loss for the period	—	—	—	—	—	(1,152,559)	(1,152,559)

Balance, May 31, 2011	16,617,500	16,618	932,091	—	(2,523)	(2,253,731)	(1,307,545)

Common shares issued for cash	420,000	420	344,580	—	—	—	345,000
Common shares issued for debt conversion at $1.00 per share	344,580	344	344,226	—	—	—	344,570
Stock subscriptions receivable	170,002	170	—	(170)	—	—
Foreign currency translation adjustment	—	—	—	—	978	—	978
Net loss for the period	—	—	—	—	—	(565,578)	(565,578)

Balance, May 31, 2012	17,552,082	$17,552	$1,620,897	$(170)	$(1,545)	$(2,819,309)	$(1,182,575)

The accompanying notes are an integral part of these financial statements.
F-5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	For Year Ended		Inception) to
	May 31,		May 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$ (565,578)	$ (1,152,559)	$ (2,819,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	-	28,495
Changes in operating assets and liabilities:
Trade receivables	-	-	4,300
Rent deposit	(271)	-	(1,476)
Accounts payable – related party	243,999	374,374	1,064,515
Accounts payable and accrued liabilities	(19,153)	14,925	215,859
Accrued interest	12,702	7,851	34,947
Cash flows used in operating activities	(328,300)	(755,409)	(1,472,668)

Cash Flows from Investing Activities
Cash received from note receivable	-	-	49,281
Cash acquired from business combination	-	-	86,692
Cash flow provided by investing activities	-	-	135,973

Cash Flows from Financing Activities
Overdraft in bank	(19,286)	19,282	(4)
Proceeds from loan payable – related party	6,960	9,580	119,803
Repayment of loan payable	-	-	(25,000)
Proceeds from loan payable – convertible debenture	-	-	46,505
Proceeds from sale of common stock	344,999	722,500	1,199,541
Cash flows provided by financing activities	332,673	751,362	1,340,845

Effect of exchange rate changes on cash	6,808	-	7,031
Increase (decrease) in cash during the period	11,182	(4,047)	11,182
Cash, beginning of period	-	4,047	-

Cash, end of period	$ 11,182	$ -	$ 11,182

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$ -	$ -	$ 12,000
Common stock issued for debt	$ 344,570	$ 25,000	$ 369,570

The accompanying notes are an integral part of these financial statements.
F-6

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

PreAxia Health Care Payment Systems Inc. (the “Company” OR “PreAxia”) was incorporated on April 3, 2000 in the State of Nevada. On May 30, 2008, the Company finalized the execution of an acquisition agreement dated April 22, 2008 between the Company and PreAxia Canada (formerly H Pay Card Inc.). Under the terms of the Acquisition Agreement, the Company acquired all the issued and outstanding shares of PreAxia Canada in exchange for 12,000,000 newly issued shares, representing approximately 78.7% of the issued and outstanding shares of the Company. The result was PreAxia Canada becoming a direct, wholly-owned subsidiary of the Company. Tom Zapatinas, an officer and director of PreAxia Health Care Payment Systems Inc., is also an officer and director of PreAxia Canada. He disclosed such information and interest in this transaction to the board of directors prior to the conclusion of this transaction.

As a result, the consolidated results of operations presented at May 31, 2012 are those of the Company and PreAxia Canada Inc. PreAxia Canada. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The primary operations of the Company will eventually be undertaken by PreAxia Canada. PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary Preaxia Canada as of May 31, 2012 and 2011 for the period then ended, and for the period from January 28, 2008 (inception) through May 31, 2012. All intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period amounts in the condensed financial statements have been reclassified to conform to current period presentation.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of May 31, 2012, the Company had not yet achieved profitable operations and has an accumulated loss of $2,819,309 since inception. The Company expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
May 31, 2012 and 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting period date.
period.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at May 31, 2012.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

Accounts Payable

During the year ended May 31, 2012, the Company’s Chief Executive Officer, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2011 to May 31, 2012. As at May 31, 2012, Accounts payable – related party includes a total of $515,211 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

During the year ended May 31, 2012, Lizée Gauthier, Certified General Accountants, of which our former CFO, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered. As at May 31, 2012, Accounts payable – related party includes a total of $84,892 due and payable to Mr. Lizée. There are no terms of repayment for this payable.

During the year ended May 31, 2012, the company converted accounts payable in the amount of $173,859 into 173,859 common shares. As of May 31, 2012, the Company owed these shareholders $408,105. The terms of repayment are 30 days after demand is made by the shareholder.

Loans Payable

The Company had a loan payable to a shareholder of the Company. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. At February 29, 2012 the Company had a loan payable to related party balance of $93,454. As of February 29, 2012 the Company had accrued interest on the related party loan in the amount of $17,561. The loan including accumulated interest was converted into 109,488 shares on February 29, 2012.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

On September 12, 2008, the Company accepted funds in the amount of $46,505 USD ($50,000 CDN) as a convertible debenture from a stockholder of the Company.   The debenture was for a period of one year and bears interest at the rate of 10% per annum and is convertible by the stockholder into common shares of the Company at $1.00 per share for a period of one year.  During the year ended May 31, 2010, the Company recorded amortization of loan discount in the amount of $8,119.  The discount was fully amortized by November 30, 2009. At February 29, 2012 the balance on the convertible note was $62,622, including accrued interest in the amount of $16,117. On February 29, 2012, the note holder converted the entire note balance including accumulated interest for 61,223 common shares. At May 31, 2012 and 2011 the Company had a convertible note payable balance $0 and $59,131 which include accrued interest.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 75,000,000 shares of common stock.

In the year ended May 31, 2011, the Company issued 722,500 common shares for $722,500 cash. The Company also issued 25,000 common shares for the reduction of $25,000 in debt.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 5 – STOCKHOLDERS’ EQUITY (continued)

In the year ended May 31, 2012, the Company issued 934,582 common shares, of which 420,000 were for $345,000 cash, 344,580 shares were for the reduction of $344,570 in debt, and 170,002 shares were for $85,001 cash that was received after May 31, 2012.

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

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of May 31, 2012 and 2011:

	2012	2011
Deferred tax assets - non-current

NOL carryover	$958,565	$766,269
Less valuation allowance	(958,565)	(766,269)

Deferred tax assets, net of valuation allowance	$—	$—

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31:

	2012	2011

Federal statutory tax rate	(34.0)%	(34.0)%
State tax, net of federal benefit	(0.0)	(0.0)
Permanent differences and other including surtax exemption	0.0	0.0
Valuation allowance	34.0	34.0
Effective tax rate	0%	0%

At May 31, 2012, the Company had net operating loss carryforwards of approximately $2,819,309 that may be offset against future taxable income from the year 2012 to 2032. No tax benefit has been reported in the May 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2012 and 2011

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

1.	The Company received funds from a subscriber on August 17, 2012 in the amount of $25,000 for 50,000 shares of common stock at $.50 per share. The shares were issued on May 3, 2012 and therefore recorded as a stock subscription receivable.

2.	The Company received funds from a subscriber on September 10, 2012 in the amount of $10,001 for 20,002 shares of common stock at $.50 per share. The shares were issued on May 3, 2012 and therefore recorded as a stock subscription receivable.

3.	The Company received funds from a subscriber on September 7, 2012 in the amount of $25,000 for 50,000 shares of common stock at $.50 per share. The shares were issued on May 3, 2012 and therefore recorded as a stock subscription receivable.

4.	The Company received funds from a subscriber on October 30, 2012 in the amount of $25,000 for 50,000 shares of common stock at $.50 per share. The shares were issued on May 3, 2012 and therefore recorded as a stock subscription receivable.

5.	Effective August 1, 2012 the Company exercised its third term option to July 31, 2013.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief executive officer concluded that, as of May 31, 2012, the disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2012, our company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008, 2009, 2010, 2011 and 2012.

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

Effective November 24, 2011, the Chief Financial Officer, Treasurer and Director – Mr Ron Lizee tendered his resignation from the Company. His resignation has been accepted and Mr Tom Zapatinas has assumed the roles as chief financial officer and treasurer.

On April 30, 2013, the Company board of directors, acting through the chief executive officer, dismissed Child, Van Wagoner & Bradshaw, PLLC from their engagement to be the independent certifying accountant for the Company.

On May 1, 2013, the Company engaged Patrick Rodgers CPA, PA to act as the Company’s independent registered public accountant.

The engagement of Patrick Rodgers CPA, PA and the dismissal of the prior accountant was done by the chief executive officer and member of the board of the Company, with the knowledge and approval of the other members of the board of directors.  The Company does not have an audit committee or any other committee charged with oversight of financial matters, and has entrusted this responsibility in its chief executive officer acting as the Company’s Chief financial officer.

Since their engagement and to the date of their dismissal, there have not been, nor are there now, any disagreements between the Company and Child, Van Wagoner & Bradshaw, PLLC. with respect to any matter of accounting principles, practices, financial statement disclosure, auditing scope or procedure for the reporting and filing completed prior to this date, nor have there been any “reportable events” as defined by Regulation S-K section 304(a)(1)(v) during that same period, other than the reports were modified to contain a going concern opinion.

The general manager Mr Perry Shoom has resigned from the company effective October 31, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individual serves as the director and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	Chief Executive Officer, Chief Financial Officer and Director	56	Director since January 9, 2007 Officer since January 25, 2008

Significant Employees

On June 30, 2011, Mr. Geneau resigned as the company’s chief marketing and privacy officer. Effective September 1, 2011, the board signed an employment contract with Mr. Perry Shoom as general manager. The agreement is for an annual base salary of $85,000 and includes the potential for the employee to receive 30,000 shares upon the completion of one year of services, and a health spending account in the amount of $3,000 per year. Mr Shoom resigned on October 31, 2012.

Family Relationships

There are no family relationships between or among our directors or executive officers.

Business Experience

Tom Zapatinas, Chief Executive Officer, Chief Financial Officer and a Director

Tom Zapatinas has been a director of our company since January 9, 2007 and the chief executive officer of our company since January 25, 2008. Mr. Zapatinas has been a self-employed business consultant since August, 1997. In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada. Mr. Zapatinas resigned from Prolific in May 29, 2001, to go back to his consulting practice. He brings experience in financing, corporate development and mergers and acquisitions.

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
27

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

Nomination Procedures For Appointment of Directors

We had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the chief executive officer of our company at the address on the cover of this annual report.

Code of Ethics

We have not yet adopted a code of ethics that applies to our company’s chief executive officer and secretary (being our principal executive officer) and our company’s treasurer (being our principal financial officer and principal accounting officer), as well as persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2012 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2012 and May 31, 2011 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($) (1)	Total ($)
Tom Zapatinas, CEO, CFO and Director	2012 2011	- -	- -	- -	- -	- -	- -	- 8,411	- -
Ron Lizée, former CFO and Director	2012 2011	- -	- -	- -	- -	- -	- -	3,700 57,700	- -

(1.)	During the year ended May 31, 2012 and the year ended May 31, 2011, our company’s chief executive officer, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2011 to May 31, 2012 and $120,000 for management services rendered for the period June 1, 2010 to May 31, 2011. At May 31, 2012, accounts payable to related party balance of $1,060,655 was made up of $515,211 payable to Mr. Zapatinas. For the years ended May 31, 2012 and 2011, Mr. Zapatinas was paid $-0- and $8,411 in accrued management service fees.

During the year ended May 31, 2012 and 2011, Lizée Gauthier, Certified General Accountants, of which our former CFO, Ron Lizée is the sole proprietor, invoiced $14,783 and $61,759 for accounting services rendered. As May 31, 2012, accounts payable to related parties balance includes a total of $84,895 due and payable to Lizée Gauthier, Certified General Accountants. For the years ended May 31, 2012 and 2011, Lizée Gauthier, Certified General Accountants were paid $3,700 and $57,700 for accounting services rendered to the Company.

Employment Agreements

Effective July 1, 2009, our company signed an employment agreement for the position of chief marketing and privacy officer with Mr. Geneau. The agreement was for a base salary and included shares for service, bonus and stock option plan and a health spending account. As at August 3, 2011, the board accepted the resignation of our chief marketing and privacy officer.

Effective September 1, 2011, our company signed a new contract with Perry Shoom to assume the position of general manager. The employment agreement is for an annual base salary of $85,000 and includes 30,000 shares for completion of one year of services, stock option plan and a health spending account. As at October 31, 2011, the board accepted the resignation of our general manager.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Tom Zapatinas	-	-	-	-	-	-	-	-	-

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2012.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2012. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of July 1, 2013, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of June 15, 2013, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Tom Zapatinas (2)	9,000,000	Direct	51.28%

All Directors and Officers as a Group		9,000,000		51.28%

(1)	Percent of Class is based on 17,552,082 shares issued and outstanding as of July 1, 2013.
(2)	Tom Zapatinas, 3212 – 14 Ave SW, Calgary, AB T3C 0X3. Mr Zapatinas is the Company’s CEO

(1)	Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
(2)	Based upon 17,552,082 issued and outstanding shares of common stock as of July 1, 2013

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

1.	During the year ended May 31, 2012 and the year ended May 31, 2011, our company’s Chief Executive Officer, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2011 to May 31, 2012 and $120,000 for management services rendered for the period June 1, 2010 to May 31, 2011. At May 31, 2012, accounts payable to related party balance of $1,060,655 was made up of $515,211 payable to Mr. Zapatinas. For the years ended May 31, 2012 and 2011, Mr. Zapatinas was paid $-0- and $8,411 in accrued management service fees.

2.	During the year ended May 31, 2012 and 2011, Lizée Gauthier, Certified General Accountants, of which our fomer CFO, Ron Lizée is the sole proprietor, invoiced $14,783 and $61,759 for accounting services rendered. As May 31, 2012, accounts payable to related parties balance includes a total of $84,895 due and payable to Lizée Gauthier, Certified General Accountants. For the years ended May 31, 2012 and 2011, Lizée Gauthier, Certified General Accountants were paid $3,700 and $57,700 for accounting services rendered to the Company.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by our current independent auditors Patrick Rodgers, CPA for the fiscal period ended May 31, 2012 are summarized in the table below. The aggregate fees billed by our previous independent auditors Child, Van Wagoner & Bradshaw, PLLC for the fiscal period ended May 31, 2011 are summarized in the table below as follows:

	Year Ended May 31, 2012	Year Ended May 31, 2011
Audit Fees and Audit Related Fees	$5,000	$26,988
Tax Fees	-	-
All Other Fees	-	-
Total	$5,000	$26,988

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

On April 30, 2013, the Company board of directors, acting through the Chief executive officer, dismissed Child, Van Wagoner & Bradshaw, PLLC from their engagement to be the independent certifying accountant for the Company.

On May 1, 2013, the Company engaged Patrick Rodgers CPA, PA to act as the Company’s independent registered public accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1	Share Exchange Agreement dated May 31, 2005 between Kimberley Coonfer, Caribbean Overseas Investments Ltd., Sun World Partners Inc. and Tiempo De Mexico Ltd. (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.2	Letter of Intent dated February 22, 2008 between Sun World Partners Inc. and H Pay Card Ltd. (Incorporated by reference to the Exhibits filed with the Form 8-K on March 5, 2008)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc.
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

/s/ Tom Zapatinas
By: Tom Zapatinas, President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)
Dated: August 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer)
Dated: August 28, 2013

