Form 10-Q
period 2012-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-03-31
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

or

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

PO Box 34072, 55-1610-37th Street S.W., Calgary, Alberta T3C 3W2

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

17,652,082 common shares outstanding as of March 25, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2012.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Stockholders’ Deficit	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-10

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2012
(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2012 and May 31, 2012
(Stated in US Dollars)

	(Unaudited) August 31, 2012	(Audited) May 31, 2012

ASSETS

Current Assets
Cash	$15,611	$8,468

Total Current Assets	15,611	8,468

Other Assets
Intangible Software Costs	51,108	—
Total Other Assets	51,108	—

Total Assets	$66,719	$8,468

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$139,705	$129,249
Accounts Payable and Accrued Liabilities – Related Party	681,517	627,525
Loan Payable	471,111	433,130
Accrued Interest – Loans Payable	6,087	5,326

Total Current Liabilities	1,298,420	1,195,230

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at August 31, 2012 and May 31, 2012, respectively	17,652	17,652
Stock Subscription Receivable	(120)	(170)
Additional Paid-in Capital	1,645,747	1,620,797
Accumulated other Comprehensive Loss	(2,127)	(1,545)
Deficit Accumulated During the Development Stage	(2,892,852)	(2,823,496)

Total Stockholders’ Deficit	(1,231,701)	(1,186,762)

Total Liabilities and Stockholders’ Deficit	$66,719	$8,468

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31		August 31,
	2012	2011	2012

Operating Expenses
Consulting fees	$32,487	$30,000	$596,176
Professional fees	—	24,331	322,547
Office and administration	9,948	10,241	292,880
Research and development	—	79,341	1,256,546
Wages and benefits	21,016	8,829	281,561
Rent	3,024	4,319	54,490
Total Operating Expenses	66,474	157,061	2,804,199

Operating loss	(66,474)	(157,061)	(2,804,199)

Other Income (Expenses)
Commission income	—	48	47
Interest income	—	—	639
Interest expense	(760)	(4,287)	(59,549)
Foreign currency transaction income (expense)	(2,122)	736	(29,790)
Total Other Income (Expenses)	(2,882)	(3,503)	(88,653)

Net loss	$(69,356)	$(160,564)	$(2,892,852)

Other comprehensive income:
Foreign currency translation	(582)	45	(2,127)

Comprehensive loss for the period	$(69,938)	$(160,519)	$(2,894,979)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average number of shares outstanding	17,652,082	16,677,500

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through August 31, 2012

(Stated in U.S. Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	—	$—	$—		$—	$—	$—
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	420,000	420	344,580		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570
Stock Subscription Receivable	170,002	170		(170)			—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,552,082	17,652	1,620,797	(170)	(1,545)	(2,823,496)	(1,186,762)

Stock Subscription Receivable	—	—	24,950	50	—	—	25,000
Foreign Currency Translation Adjustment	—	—	—		(582)		(582)
Net Loss for Period	—	—	—	—	—	(69,356)	(69,356)
Balance, August 31, 2012	17,652,082	$17,652	$1,645,747	$(120)	$(2,127)	$(2,892,852)	$(1,231,700)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(69,356)	$(160,564)	$(2,892,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	(1,475)
Increase (decrease) in accounts payable – related party	53,992	119,194	1,118,507
Increase (decrease) in accounts payable and accrued liabilities	10,456	12,545	226,316
Increase (decrease) in accrued interest	759	4,287	35,705
Cash Flows used in operating activities	(4,149)	(24,538)	(1,476,817)

Cash Flow from Investing Activities
Cash to Acquire Software	(51,108)	—	(51,108)
Cash received from Note Receivable	—	—	49,281
Cash Acquired from business combination	—	—	86,392
Cash flows used in investing activities	(51,108)	—	84,865

Cash Flows from Financing Activities
Overdraft in bank	—	(19,282)	(4)
Proceeds from loan payable – related party	37,981	10,105	157,784
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	25,000	60,000	1,224,541
Cash flows provided by financing activities	62,981	50,823	1,403,826

Effect of exchange rate changes on cash	(582)	(17)	6,450

Increase (decrease) in cash during the period	7,215	26,268	18,324

Cash, beginning of period	8,468	—	—

Cash, end of period	$15,610	$26,268	$18,324

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

August 31, 2012 and May 31, 2012

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2012.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2012, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of August 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,892,852 since inception, has negative working capital of $1,282,811 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2012.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2012.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

The Company has a two year consulting contract with its President, Tom Zapatinas which includes a $10,000 a month fee for services provided to the Company. Since the Company does not have funds to pay these fees, it has accrued the costs as accounts payable to related parties.  At August 31, 2012 and May 31, 2012, the Company had an accounts payable to – related party balance to Mr. Zapatinas in the amounts of $568,713 and $515,211.

As at August 31, 2012 and May 31, 2012 the Company had accounts payable to related party balance of $485,442 and $447,927.

Loans Payable to Related Party

The Company has a loan payable to a shareholder of the Company. The loans are unsecured, bear 6% interest per annum and are payable 30 days after demand is made by the shareholder. At August 31, 2012 and May 31, 2012 the Company had a loan payable to related party balance of $70,560 and $70,094. As of August 31, 2012 and May 31, 2012 the Company had accrued interest on the related party loan in the amounts of $6,089 and $5,028.

Note 5 – Stockholders’ Deficit

Common Stock

In the year ended May 31, 2012 the Company issued 420,000 common shares for $345,000 cash. The Company also issued 344,570 shares for the reduction of $334,570 in debt.

During the three months ended August 31, 2012, the Company issued 50,000 common shares for $25,000 cash.

Note 6 - Subsequent events

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2012, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

General Overview

PreAxia and PreAxia Canada are both development stage companies. PreAxia Canada is a company which offers a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of Health Spending Accounts (“HSAs”) and generally as a payment service between health care providers and consumers. Put differently, PreAxia offers a health care payment model that incorporates certain attributes of both PayPal and virtual banking. There is a shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

The Canadian economy has undergone unprecedented growth over the past two decades. During this same period, the Internet has dramatically changed our way of communicating and conducting business. This has had dramatic effects on key industries such as retail, banking and travel. Consumers have shown a preference for relying on the Internet to handle many aspects of their personal and professional lives. This, in turn, has forced businesses to adapt. While the Health Care Industry has also grown during this time, the consumer has seen neither cost nor efficiency savings comparable to what has occurred in other industries.

PreAxia Health Care Payment Systems is a market disrupting technology that takes advantage of important trends in our society. Government budgets are strained. With health care requiring a large and growing portion of these budgets, it seems inevitable that efforts to reduce government expenditures are likely to target these health care expenditures. Reductions in government funding of health care services mean that individuals will have to take more individual responsibility for covering at least some of these costs. The growing responsibility for directly funding one’s own future health care expenditures combined with a desire to manage all sorts of financial dealings through the Internet presents the opportunity that PreAxia has now begun to exploit.

PreAxia has found a better way to service an existing and growing need. Utilizing the Internet to automate and eliminate paperwork, the company was developed to reflect the growing demand for Health Spending Accounts (HSAs) as tax free vehicle for managing and controlling health care expenditures.

The growing interest in HSAs has fuelled the need for fund management and adjudication services, hence the creation and growth of Third Party Administrators (TPAs). The HSA/TPA clients are referred by Brokerage Firms and Independent Brokers, who receive a referral commission. The HSA industry is primarily focused on small to medium-size businesses which can, since 2003, offer HSAs as part of their employee benefits package. The incentive for a traditional insurer such as Manulife to service the small to medium-size employer (under 50 lives) with anything other than their traditional, premium-driven health insurance products is on the whole too small to warrant significant (i.e. costly) marketing efforts or the introduction of competing HSA-type products.

Using health plan innovations, including the HSA, these new alternative providers of employee health benefits have successfully gained an estimated 10% share of the $26-$30 Billion Canadian health benefits annual market.

Description of Health Spending Account (“HSA”)

An HSA is a uniquely designed bank account established exclusively and specifically for the purpose of health care spending. An employer deposits funds into a special account for the employee. These funds can be used to pay for eligible medical and related health care expenses for the employee and their dependents. HSAs provide employers and employees with greater control in both the amount of funds invested and how these funds are used.

Services and infrastructure provided by PreAxia enable organizations and individuals to eliminate all paper involved in the management of these accounts and benefit through savings in time and money.

The PreAxia platform for processing and managing accounts, including cardholder and customer account management, reconciliation and financial settlement, and customer reporting is fully operational.

Over time, the company will evaluate opportunities for forms of virtual banking and PayPal-type services. One opportunity seen as particularly relevant to the health care market is to offer instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time. If implemented, the beneficiary will most likely select a personal identification number (“PIN”) using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded. This consideration would require development of software systems for the issuing of health payment cards and financial transaction processing services that would be fully managed by a data center.

Distribution Methods and Marketing Strategy

PreAxia operates on a Cloud Computing Platform that makes it accessible to anyone with a personal computer and Internet access. The preliminary market for PreAxia’s HSA Management Solution is small and medium sized companies that are not currently well served by the current group benefits model. The financial benefits of the PreAxia business model, however, are also relevant to larger employers and we believe that these larger employers will migrate to the PreAxia product over time.

PreAxia’s s marketing strategy is to promote its existing platform to the groups that most need access to it. Namely, independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

We anticipate that the prime target for services will be small to medium sized organizations that are not adequately served by the current insurance and group benefits offerings. These organizations should realize significant benefits in both cost and time savings by utilization of PreAxia technology while providing their employees with an increased level of benefits.

PreAxia intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, through market specific channel partners and through an education based public relations strategy geared to the small to mid-sized employers including the brokers and financial advisors utilized by these businesses. The channel strategy is supported in the solution design, as multiple channel partners will require branding and our company’s fee charging/collection capabilities.

It is our company’s intention that brokers and financial advisors will aggressively promote their PreAxia supported HSA offerings due to the quality of product, higher margins and because of the non-competitive relationship with PreAxia.

PreAxia has identified the following “channels” through which it will target prime end market customers:

Independent brokers that sell, or desire to sell, Health Spending Accounts

Financial advisors who manage funds and advise on tax saving strategies for individuals and corporations

MGAs that provide services and education to the broker community

Accountants and bookkeepers who regularly advise businesses on financial and operational matters

Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

Application providers, including software manufacturers selling into the target vertical markets

Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2013 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the service offerings in the marketplace. PreAxia is taking a unique approach by focusing exclusively on Health Spending Accounts and making it available on a Cloud Computing platform that provides both the sellers and users of this product with a superior offering. Also uniquely, PreAxia offers a differentiating USP to brokers by operating in a non-competitive position thereby acting as a partner to the brokers that ultimately sell HSAs. As awareness of PreAxia’s product grows in the marketplace, the company will seek out opportunities to expand its market share by integrating with the group benefits industry. The company also intends to expand its offering to markets in the USA and elsewhere. The following are some of the providers of products and services that are or may be potential competitors in PreAxia’s target markets:

Benecaid has become a leading provider of Health Spending Accounts in Canada by offering an easy to understand product through brokers and also directly through the company.

Olympia Benefits has become a leading provider of Health Spending Accounts in Canada by offering a “Cost Plus” version of HSAs that has become popular in the marketplace.

QuickCard is a provider of Health Spending Accounts and group insurance products. They are partially differentiated from competitors by virtue of a “credit type card” that is used to pay for qualified health products and services.

Most major insurance companies offer some version of HSAs to their customers.

Many brokers have created HSA products for their clients.

Many accounting and financial services firms have created their own HSA products to offer to their clients.

Intangible Properties

When negotiating its arrangements with clients, PreAxia intends to ensure that all rights to and ownership of its intellectual property remains with the company. We anticipate that source codes or other proprietary knowledge will be protected through agreements entered into between PreAxia and its employees and contractors, and additional high standards of confidentiality and protection of data are set by clients and regulatory authorities within the industry.

Intellectual Property and Patent Protection

At present, PreAxia has two trademarks pending. One is for the company name (PreAxia) and another is for the company logo design.

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

Liquidity and Capital Resources

 As of August 31, 2012, PreAxia’s cash balance was $15,611 compared to $8,468 as at May 31, 2012.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,282,811 as of August 31, 2012 compared with a working capital deficit of $1,186,762 as of May 31, 2012.

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

During the three month period ended August 31, 2012, we obtained additional loans from related parties in the amount of $52,000 and received $25,000 in respect of a subscription agreement for 50,000 shares at $.50 per share. These share issuances were approved by our board of directors. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at August 31, 2012 compared to May 31, 2012 is summarized as follows:

Working Capital

	August 31, 2012	May 31,2012

Current Assets	$15,611	$8,468
Current Liabilities	1,298,422	1,195,230
Working Capital (deficit)	$(1,282,811)	$(1,186,762)

The increase in our working capital deficit of $96,049 was primarily due to an increase in our accounts payable related party.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2012.

For the three month period ended August 31, 2012 and August 31, 2011

Our operating results for the three month period ended August 31, 2012 compared to the three month period ended August 31, 2011 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the three month period ended August 31, 2012 was $69,356 compared to $160,564 for the three month period ended August 31, 2011. The decrease in loss of $91,208 for the three month period ending August 31, 2012 is due to a decrease in expenses of $28,233 for research and development, an increase of $12,187 for wages and benefits, a decrease of $1,295 for rent, a decrease in the amount of $24,331 for professional fees and a decrease in the amount of $224 in office and administration fees.

Research and Development

Research and Development expenses decreased by $28,233 in the three month period ended August 31, 2012 compared to the three month period ended August 31, 2011, due to the completion of major project components.

Wages and Benefits

Wages and benefits increased by $12,187 during the three month period ended August 31, 2012 compared to August 31, 2011, as a result of the hire of a general manager.

Office and Administration

Office and administration expenses decreased by $223 for the period ended August 31, 2012 compared to August 31, 2011, due to a decrease in expenses.

Professional Fees

Professional fees decreased by $24,331 during the three months ended August 31, 2012 compared to August 31, 2011, due to a decrease in accounting and legal fees.

Rent

Rent increased by $1,295 during the three months ended August 31, 2012 compared to August 31, 2011 due to the exchange rate on rent.

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

Our company determined that our disclosure controls and procedures were not effective as of August 31, 2012 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2011: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011 and 2012. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2012, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $2,892,852 for the period from January 28, 2008 (date of inception) to August 31, 2012. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

We will require key personnel.

The financial services technology industry, and HSA marketplace, involves a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our success is dependent on the services of our senior management. The loss of one or more of our key employees could have a material adverse effect on our operations and business prospects. In addition, our future success will depend in large part on our ability to attract and retain additional highly skilled technical, management, sales and marketing personnel. There can be no assurance that we will be successful in attracting and retaining such personnel and the failure to do so could have a material adverse effect on our business, operating results and financial condition.

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

PreAxia may not be able to compete successfully against current and future competitors, and the competitive pressures PreAxia faces could harm its business and prospects. Broadly speaking, the market for HSAs and for financial services technology is competitive. There are other providers of components or versions of both HSAs and the Health Card value proposition in the marketplace. Additionally, the level of competition is likely to increase as current competitors improve their product offerings and as new participants enter these markets. Many of PreAxia’s current and potential competitors have longer operating histories, larger customer bases, greater name and brand recognition and significantly greater financial, sales, marketing, technical and other resources than PreAxia.

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

The HSA and financial services technology industries are susceptible to technological advances and the introduction of new products utilizing new technologies. Further, the HSA and financial services technology industries are also subject to customer preferences and to competitive pressures which can, among other things, necessitate revisions in pricing strategies, price reductions and reduced profit margins. The success of PreAxia will depend on our ability to secure technological superiority in our products and maintain such superiority in the face of new products from competitors. No assurances can be given that our products will be commercially viable or that further modification or additional products will not be required in order to meet demands or to make changes necessitated by developments made by competitors which might render our products less competitive, less marketable, or even obsolete over time. The future success of PreAxia will be influenced by our ability to continue to develop new competitive products. There can be no assurance that research and development activities with respect to the development of new products and the improvement of our existing products will prove profitable, or that products or improvements resulting therefrom, if any, will be successfully produced and marketed.

The HSA and financial services technology industries are characterized by technological change, changes in user and customer requirements, new product introductions, new technologies, and the emergence of new industry standards and practices that could render our technology obsolete or have a negative impact on sales margins our product may command. PreAxia's performance will depend, in part, on our ability to enhance our existing product, develop new proprietary technology that addresses the sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of technology entails significant technical and business risks. There can be no assurance that we will be successful in using new technologies effectively or adapting our product to customer requirements or emerging industry standards.

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

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of PreAxia’s products, and/or lawsuits, and would be detrimental, perhaps materially, to our market reputation. Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which we considers minor may be considered serious by our customers. If our internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, we may postpone the development and release of updates or enhancements to our current product or the release of new products. We may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm our business and prospects. In addition, product defects may expose us to liability claims, for which we may not have sufficient liability insurance. A successful suit against us could harm our business and financial condition.

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

Certain of the directors may have other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

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

Our management evaluated our disclosure controls and procedures as of August 31, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2012 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of May 15, 2013, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A total of 50,000 shares at $0.50 for $25,000 were issued to one shareholder during the three months ended August 31, 2012 in support of research and development.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

On April 1, 2013, PreAxia Health Care Payment Systems Inc., (the “Company”) closed its Calgary research and development office. The closure of the office was as a result of the completion of the research and development phase that no longer necessitated the existing office space. Ongoing operations for marketing and finance are being conducted remotely. The new company address is PO Box 34072, 55-1610-37th Street S.W., Calgary AB, T3C 3W2.

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

Date: March 28, 2014

