Form 10-Q
period 2012-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-03-31
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

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

17,652,082 common shares outstanding as of March 25, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2012.

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
November 30, 2012
(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
November 30, 2012 and May 31, 2012
(Stated in US Dollars)

	(Unaudited) November 30, 2012	(Audited) May 31, 2012

ASSETS

Current Assets
Cash	$20,000	$8,468

Total Current Assets	20,000	8,468

Other Assets

Intangible Software Costs	84,865	—
Total Other Assets	84,865	—

Total Assets	$104,865	$8,468

LIABILITIES

Current Liabilities
Bank Overdraft	$—	$—
Accounts Payable and Accrued Liabilities	148,588	129,249
Accounts Payable – Related Party (Note 4)	713,075	627,525
Loan Payable	464,961	433,130
Accrued Interest – Loans Payable	7,155	5,326
Convertible Note Payable - including accrued interest, net of discount	—	—

Total Current Liabilities	1,333,779	1,195,230

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at November 30, 2012 and May 31, 2012, respectively	17,652	17,652
Stock Subscription Receivable	—	(170)
Additional Paid-in Capital	1,705,628	1,620,797
Accumulated other Comprehensive Loss	(1,931)	(1,545)
Deficit Accumulated During the Development Stage	(2,950,263)	(2,823,496)

Total Stockholders’ Deficit	(1,228,914)	(1,186,762)

Total Liabilities and Stockholders’ Deficit	$104,865	$8,468

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

					January 28,
					2008 (Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2012	2011	2012	2011	2012

Expenses
Consulting fees	$30,511	$30,000	$62,998	$60,000	$626,687
Professional fees	—	—	—	24,331	322,547
Office and administration	7,590	12,907	17,538	23,149	300,470
Research and development	—	29,565	—	108,906	1,256,546
Wages and benefits	18,244	14,167	39,260	22,996	299,805
Rent	1,368	4,186	4,392	8,505	55,858
Total Operating Loss	57,714	90,825	124,188	247,887	2,861,913

Operating loss	(57,714)	(90,825)	(124,188)	(247,887)	(2,861,913)

Other Income (Expenses)
Commission income	—	—	—	46	47
Interest income	1	—	1	—	640
Interest expense	(1,069)	(3,441)	(1,829)	(7,728)	(60,619)
Foreign currency transaction income (expense)	1,371	15,928	(750)	16,664	(28,418)
Total Other Income (Expenses)	303	12,487	(2,578)	8,982	(88,350)

Net loss	$(57,411)	$(78,338)	$(126,767)	$(238,905)	$(2,950,263)

Other comprehensive income:
Foreign currency translation	196	—	(386)	120	(1,931)

Comprehensive loss for period	$(57,214)	$(78,338)	$(127,153)	$(238,785)	$(2,952,194)

Basic and diluted loss per share	(.00)	(.00)	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	16,677,500	17,652,082	16,677,500

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through November 30, 2012

(Stated in U.S.Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
			Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-		$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	420,000	420	344,580		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570
Stock Subscription Receivable	170,002	170		(170)			—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,552,082	$17,652	$1,620,797	(170)	$(1,545)	$(2,823,496)	$(1,186,762)

Stock Subscription Receivable			84,831	170			85,001
Foreign Currency Translation Adjustment					(386)		(386)
Net Loss for Period						(126,610)	(126,610)
Balance, November 30, 2012	17,552,082	17,652	1,705,728	—	(1,931)	(2,950,263)	(1,228,914)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2012	2011	2012

Cash Flows from Operating Activities
Net loss	$(126,767)	$(238,905)	$(2,950,263)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	(1,475)
Increase (decrease) in accounts payable – related party	85,550	142,322	1,150,065
Increase (decrease) in accounts payable and accrued liabilities	19,340	(29,167)	235,200
Increase (decrease) in accrued interest	1,829	7,728	36,775
Cash Flows used in operating activities	(20,048)	(118,022)	(1,492,716)

Cash Flow from Investing Activities
Cash to Acquire Software	(84,865)	—	(84,865)
Cash received from note receivable	—	—	49,281
Cash acquired from business combination	—	—	86,692
Cash flows used in investing activities	(84,865)	—	51,108

Cash Flows from Financing Activities
Overdraft in bank	—	(19,282)	(4)
Proceeds from loan payable – related party	31,831	6,520	151,634
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	85,001	133,727	1,284,542
Cash flows provided by financing activities	116,832	120,965	1,457,677

Effect of exchange rate changes on cash	(386)	27	6,646

Increase (decrease) in cash during the period	11,532	2,970	22,715

Cash, beginning of period	8,468	—	—

Cash, end of period	$20,000	$2,970	$22,715

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2012 and May 31, 2012

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2012, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,950,263 since inception, has negative working capital of $1,313,779 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2012.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

Research and Development Costs

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs.

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

The Company has capitalized certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales.

Website development costs have been capitalized, under the same criteria as our marketed software.

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. Currently the software is not being amortized until significant marketing efforts begin.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2012.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the six months ended November 30, 2012, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company. As at November 30, 2012, Accounts payable – related party includes a total of $600,408 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

The Company’s former CFO, Ron Lizée is the sole proprietor of, Lizée Gauthier, Certified General Accountants. As of November 30, 2012 and May 31, 2012, Lizée Gauthier, Certified General Accountants had invoiced the Company $84,892 for accounting services. There are no terms of repayment for this related party accounts payable.

During the year ended May 31, 2012, the company converted $173,859 in accounts payable to related parties debt for 173,859 common shares. As of November 30, 2012 and May 31, 2012, the Company owed these shareholders $464,961. The terms of repayment are 30 days after demand is made by the shareholder.

As at November 30, 2012 and May 31, 2012 the Company had accounts payable to related party balance of $492,736 and $460,552.

Note 5 – Stockholders’ Deficit

Common Stock

In the year ended May 31, 2012 the Company issued 420,000 common shares for $345,000 cash. The Company also issued 344,570 shares for the reduction of $334,570 in debt, and 170,002 shares for $85,001 cash that was received after May 31, 2012 and thus recorded as a stock subscription receivable.

During the six months ended November 30, 2012, the Company received $85,001 cash for shares previously issued prior to May 31, 2012 which were recorded as a stock subscription receivable.

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

Liquidity and Capital Resources

As of November 30, 2012, PreAxia’s cash balance was $20,000 compared to $8,468 as at May 31, 2012.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,313,779 as of November 30, 2012 compared with a working capital deficit of $1,186,762 as of May 31, 2012.

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

During the six month period ended November 30, 2012, we obtained additional loans from related parties in the amount of $52,000 and received $85,001 in respect to four subscription agreements for 170,002 shares at $.50 per share. These share issuances were approved by our board of directors. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at November 30, 2012 compared to May 31, 2012 is summarized as follows:

Working Capital

	November 30, 2012	May 31, 2012

Current Assets	$20,000	$8,468
Current Liabilities	1,333,779	1,195,230
Working Capital (deficit)	$(1,313,779)	$(1,186,762)

The increase in our working capital deficit of $127,017 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended November 30, 2012 and November 30, 2011

Our operating results for the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the three month period ended November 30, 2012 was $57,714 compared to $90,825 for the three month period ended November 30, 2011. The decrease in loss of $33,111 for the three month period ending November 30, 2012 is due to an decrease in expenses of $29,565 for research and development, an increase of $4,077 for wages and benefits, a decrease of $2,818 for rent, and a decrease in the amount of $5,317 in office and administration fees.

Research and Development

Research and Development expenses decreased by $33,111 in the three month period ended November 30, 2012 compared to the three month period ended November 30, 2011, as a result of a change in accounting for software acquisition - (capitalized instead of expensed) and due to the completion of major project components.

Wages and Benefits

Wages and benefits increased by $4,077 during the three month period ended November 30, 2012 compared to November 30, 2011, as a result of the hire of a general manager.

Office and Administration

Office and administration expenses decreased by $5,317 for the period ended November 30, 2012 compared to November 30, 2011, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $2,818 during the three months ended November 30, 2012 compared to November 30, 2011 as a result of the closure of the Calgary office and use of remote employment sites.

For the six month period ended November 30, 2012 and November 30, 2011

Our operating results for the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the six month period ended November 30, 2012 was $124,188 compared to $247,887 for the six month period ended November 30, 2011. The decrease in loss of $123,699 for the six month period ending November 30, 2012 is due to a decrease in expenses of $108,906 for research and development, an increase of $16,264 for wages and benefits, a decrease of $4,113 for rent, a decrease of $24,331 for professional fees, and a decrease in the amount of $5,611 in office and administration fees.

Research and Development

Research and Development expenses decreased by $108,906 in the six month period ended November 30, 2012 compared to the six month period ended November 30, 2011, as a result of a change in accounting for software acquisition - (capitalized instead of expensed) and due to the completion of major project components.

Wages and Benefits

Wages and benefits increased by $16,264 during the six month period ended November 30, 2012 compared to November 30, 2011, as a result of the hire of a general manager.

Office and Administration

Office and administration expenses decreased by $5,611 for the period ended November 30, 2012 compared to November 30, 2011, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $4,113 during the three months ended November 30, 2012 compared to November 30, 2011 as a result of the closure of the Calgary office and use of remote employment sites.

Professional Fees

Professional fees decreased by $24,331 during the period ended November 30, 2012 compared to November 30, 2011 as a result of the reduced requirement for accounting and legal services.

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

Research and development

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, Research and Development, FASB ASC 350-40, Internal-Use Software, FASB 985-20, Costs of Computer Software to be Sold, Leased, or Marketed and FASB ASC 350-50, Website Development Costs.

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

The Company has capitalized certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales.

Website development costs have been capitalized, under the same criteria as our marketed software.

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. Currently the software is not being amortized until significant marketing efforts begin.

Research and Development costs totaling $84,865 were capitalized during the period.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2012 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2011: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011 and 2012. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2012, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $2,950,263 for the period from January 28, 2008 (date of inception) to November 30, 2012. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of November 30, 2012 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2012 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

No new shares were issued in the six months ended November 30, 2012.

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

Date: March 31, 2014

