Form 10-Q
period 2013-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-03-31
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

or

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

17,5652,082 common shares outstanding as of March 25, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2013.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2012.

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
February 28, 2013
(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
February 28, 2013 and May 31, 2012
(Stated in US Dollars)

	(Unaudited) February 28, 2013	(Audited) May 31, 2012

ASSETS

Current Assets
Cash	$19,254	$8,468

Total Current Assets	19,254	8,468

Other Assets

Intangible Software Costs	99,213	—
Total Other Assets	99,213	—

Total Assets	$118,467	$8,468

LIABILITIES

Current Liabilities
Bank Overdraft	$—	$—
Accounts Payable and Accrued Liabilities	152,714	129,249
Accounts Payable – Related Party (Note 4)	769,103	627,525
Loans Payable	462,038	433,130
Accrued Interest – Loans Payable	8,113	5,326
Convertible Note Payable - including accrued interest, net of discount	—	—

Total Current Liabilities	1,391,968	1,195,230

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at February 28, 2013 and May 31, 2012, respectively	17,652	17,652
Stock Subscription Receivable	—	(170)
Additional Paid-in Capital	1,705,628	1,620,797
Accumulated other Comprehensive Loss	(1,509)	(1,545)
Deficit Accumulated During the Development Stage	(2,995,272)	(2,823,496)

Total Stockholders’ Deficit	(1,273,501)	(1,186,762)

Total Liabilities and Stockholders’ Deficit	$118,467	$8,468

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

					January 28,
					2008 (Date of
	Three months ended		Nine months ended		Inception) to
	February 28,		February 28,		February 28,
	2013	2012	2013	2012	2013

Expenses
Consulting fees	$40,500	$30,000	$103,498	$90,000	$667,187
Professional fees	—	—	—	24,331	322,547
Office and administration	6,473	23,382	24,011	46,532	306,943
Research and development	—	55,157	—	164,063	1,256,546
Wages and benefits	—	21,017	39,260	44,013	299,805
Rent	—	5,833	4,392	14,338	55,858
Total Operating Expenses	46,973	135,389	171,161	383,277	2,908,886

Operating loss	(46,973)	(135,389)	(171,161)	(383,277)	(2,908,886)
Other Income (Expense)
Commission income	—	—	—	46	47
Interest income	1	—	1	—	640
Interest expense	(956)	(3,704)	(2,785)	(11,433)	(61,574)
Foreign currency transaction income (expense)	2,920	(8,739)	2,170	7,926	(25,498)
Total Other Income (Expense)	1,965	12,443	(614)	(3,461)	(86,385)

Net loss	$(45,009)	$(147,832)	$(171,776)	$(386,738)	$(2,995,272)

Other comprehensive income:
Foreign currency translation	422	(408)	36	528	(1,509)

Comprehensive loss for the period	$(44,587)	$(148,240)	$(171,740)	$(386,210)	$(2,996,781)

Basic and diluted loss per share	(.00)	(.01)	(0.02)	(0.02)

Weighted average number of shares outstanding	17,652,082	16,677,500	17,652,082	16,677,500

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through February 28, 2013

(Stated in U.S.Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
			Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-		$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	420,000	420	344,580		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570
Stock Subscription Receivable	170,002	170		(170)			—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,552,082	$17,652	$1,620,797	(170)	$(1,545)	$(2,823,496)	$(1,186,762)

Stock Subscription Receivable			84,831	170			85,001
Foreign Currency Translation Adjustment					36		36
Net Loss for Period						(171,776)	(171,776)
Balance, February 28, 2013	17,552,082	17,652	1,705,628	—	(1,509)	(2,995,272)	(1,273,501)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Nine months ended		Inception) to
	February 28,		February 28,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(171,776)	$(386,738)	$(2,995,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	(270)	(1,475)
Increase (decrease) in accounts payable – related party	141,578	172,968	1,206,093
Increase (decrease) in accounts payable and accrued liabilities	23,465	(27,670)	239,325
Increase (decrease) in accrued interest	2,786	11,433	37,732
Cash Flows used in operating activities	(3,947)	(230,277)	(1,476,615)

Cash Flows from Investing Activities
Cash to Acquire Software	(99,213)	—	(99,213)
Cash received from note receivable	—	—	49,281
Cash Acquired from business combination	—	—	86,692
Cash Flow provided from investing activities	(99,213)	—	36,760

Cash Flows from Financing Activities
Overdraft in bank	—	(19,277)	(4)
Proceeds from loan payable – related party	28,910	6,960	148,713
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	85,001	245,000	1,284,542
Cash flows provided by financing activities	113,911	232,683	1,454,756

Effect of exchange rate changes on cash	36	6,714	7,068

Increase (decrease) in cash during the period	10,787	9,120	21,969

Cash, beginning of period	8,468	—	—

Cash, end of period	$19,255	$9,120	$21,969

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 28, 2013 and May 31, 2012

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2013, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 28, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $2,995,272 since inception, has negative working capital of $1,372,713 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2013.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2013.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the nine months ended February 28, 2013, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company. As at February 28, 2013, Accounts payable – related party includes a total of $656,788 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

The Company’s former CFO, Ron Lizée is the sole proprietor of, Lizée Gauthier, Certified General Accountants. As of February 28, 2013 and May 31, 2012, Lizée Gauthier, Certified General Accountants had invoiced the Company $84,892 for accounting services. There are no terms of repayment for this related party accounts payable.

During the year ended May 31, 2012, the company converted $173,859 in accounts payable to related parties debt for 173,859 common shares. As of February 28, 2013 and May 31, 2012, the Company owed these shareholders $462,040. The terms of repayment are 30 days after demand is made by the shareholder.

As at February 28, 2013 and May 31, 2012 the Company had accounts payable to related party balance of $489,463 and $460,552.

Note 5 – Stockholders’ Deficit

Common Stock

In the year ended May 31, 2012 the Company issued 420,000 common shares for $345,000 cash. The Company also issued 344,570 shares for the reduction of $334,570 in debt, and 170,002 shares for $85,001 cash that was received after May 31, 2012 and thus recorded as a stock subscription receivable.

During the nine months ended February 28, 2013, the Company received $85,001 cash for shares previously issued prior to May 31, 2012 which were recorded as a stock subscription receivable.

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

Liquidity and Capital Resources

As of February 28, 2013, PreAxia’s cash balance was $19,254 compared to $8,468 as at May 31, 2012.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,372,713 as of February 28, 2013 compared with a working capital deficit of $1,186,762 as of May 31, 2012.

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

During the six month period ended February 28, 2013, we obtained additional loans from related parties in the amount of $52,000 and received $85,001 in respect to four subscription agreements for 170,002 shares at $.50 per share. These share issuances were approved by our board of directors. There are no assurances that we will be able to obtain funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as at February 28, 2013 compared to May 31, 2012 is summarized as follows:

Working Capital

	February 28, 2013	May 31,2012

Current Assets	$19,254	$8,468
Current Liabilities	1,391,967	1,195,230
Working Capital (deficit)	$(1,372,713)	$(1,186,762)

The increase in our working capital deficit of $185,591 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended February 28, 2012 and February 28,, 2012

Our operating results for the three month period ended February 28, 2013 compared to the three month period ended February 28, 2012 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the three month period ended February 28, 2013 was $46,973 compared to $135,389 for the three month period ended February 28, 2012. The decrease in loss of $88,416 for the three month period ending February 28, 2013 is due to an decrease in expenses of $55,157 for research and development, an decrease of $21,017 for wages and benefits, a decrease of $5,833 for rent, a decrease in the amount of $16,909 in office and administration fees, and an increase in consulting fees of $10,500.

Research and Development

Research and Development expenses decreased by $55,157 in the three month period ended February, 2013 compared to the three month period ended February 28, 2012, as a result of a change in accounting for software acquisition - (capitalized instead of expensed) and due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $21,017 during the three month period ended February 28, 2013 compared to February 28, 2013, as a result of the temporary lay off of the general manager.

Office and Administration

Office and administration expenses decreased by $16,909 for the period ended February 28, 2013 compared to February 28, 2013, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $5,833 during the three months ended February 28, 2013 compared to February 28, 2013 as a result of the closure of the Calgary office and use of remote employment sites.

For the nine month period ended February 28, 2013 and February 28, 2012

Our operating results for the nine month period ended February 28, 2013 compared to the nine month period ended February 28, 2012 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our net operating loss for the nine month period ended February 28, 2013 was $171,161 compared to $383,277 for the nine month period ended February 28, 2012. The decrease in loss of $212,116 for the nine month period ending February 28, 2013 is due to a decrease in expenses of $164,063 for research and development, an decrease of $4,753 for wages and benefits, a decrease of $9,946 for rent, a decrease of $24,331 for professional fees, a decrease in the amount of $22,521 in office and administration fees, and an increase in consulting fees of $13,498.

Research and Development

Research and Development expenses decreased by $164,063 in the nine month period ended February, 2013 compared to the nine month period ended February 28, 2012, as a result of a change in accounting for software acquisition - (capitalized instead of expensed) and due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $4,753 during the nine month period ended February 28, 2013 compared to February 28, 2012, as a result of the temporary lay off of the general manager.

Office and Administration

Office and administration expenses decreased by $22,521 for the period ended February 28, 2013 compared to February 28, 2012, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $9,946 during the three months ended February 28, 2013 compared to February 28, 2012 as a result of the closure of the Calgary office and use of remote employment sites.

Professional Fees

Professional fees decreased by $24,331 during the period ended February 28, 2013 compared to February 28, 2012 as a result of the reduced requirement for accounting and legal services.

Consulting Fees

Consulting fees increased by $13,498 during the period ended February 28, 2013 compared to February 28, 2012 due to the requirement to engage personnel to update the company’s quarterly filings.

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

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs.  Additionally, costs incurred after determination of readiness for market have been expensed as research and development.\

The Company has capitalized certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales.

Website development costs have been capitalized, under the same criteria as our marketed software.

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. Currently the software is not being amortized until significant marketing efforts begin.

Research and Development costs totaling $99,213 were capitalized during the period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $2,995,272 for the period from January 28, 2008 (date of inception) to February 28 2013. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2012, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

No new shares were issued in the nine months ended February 28, 2013.

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

