Form 10-K
period 2013-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-04-01
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

PO Box 34072, – 55-1610-37th Avenue S.W. Calgary, Alberta T3C 3W2
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

i

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

17,652,082 shares of common stock as of March 24, 2014

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

ii

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

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are key to advance our company’s goals in 2014 and 2015 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

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

Research and Development

For the year ended May 31, 2013, we expended $102,151 on research and development and capitalized these costs as Intangible Software Costs compared to $240,596 (expensed) during year ended May 31, 2012.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas. Effective September 1, 2011, an employment agreement was signed with Mr. Perry Shoom for the position of general manager; this position was terminated at the end of October 2012. We anticipate that we will hire additional key staff throughout 2014/15 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

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

Our management evaluated our disclosure controls and procedures as of May 31, 2013 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As much of the research and development has been completed, our Calgary office closed during the year and we presently operate out of remote employment sites.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

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

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2013 and 2012.

Quarter Ended	High	Low
05/31/2013	$0.00	$0.00
02/28/2013	$0.00	$0.00
11/30/2012	$0.00	$0.00
08/31/2012	$0.00	$0.00
05/31/2011	$0.00	$0.00
02/28/2011	$0.00	$0.00
11/30/2010	$0.00	$0.00
08/31/2010	$0.00	$0.00

Holders of Our Common Stock

As of December 15, 2013, there were 71 holders of record of our common stock and 17,652,082 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2013.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2013.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2013 or 2012.

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
14

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

Liquidity and Capital Resources

As of May 31, 2013, we had a cash balance of $13,251 compared to $8,468, as at May 31, 2012. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,429,313as of May 31, 2013 compared with a working capital deficit of $1,186,762 as of May 31, 2012.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada. We project that we will require an estimated additional $2,976,445 over the next twelve month period to fund our operating cash shortfall calculated as $1,429,313 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2013. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2013 and May 31, 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2013	May 31, 2012
Current Assets	$13,251	$8,468
Current Liabilities	$1,442,564	$1,195,230
Working Capital (deficit)	$(1,429,313)	$(1,186,762)

The increase in our working deficit of $242,551 was primarily due to increase in in accounts payables and loans payable.

Cash Flows

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012
Net cash used in Operating Activities	$(5,027)	$(332218)
Net cash provided by Investing Activities	$(102,151)	$—
Net cash provided by Financing Activities	$111,657	$332,674
Effect of exchange rate on cash	$305	$8,012
Change in Cash and Cash Equivalents During the Period	$4,783	$8,468

 Cash Used in Operating Activities

During the year ended May 31, 2013, we used net cash in operating activities in the amount of $4,783 due to increase in accounts payable, accrued liabilities and, interest payable of $3,663 and net change in accounts payable related parties of $189,570.

Cash Provided by Investing Activities

During the year ended May 31, 2013, $102,151 was used to acquire software.

Cash from Financing Activities

We received net cash from financing activities during the year ended May 31, 2013. Net cash generated by financing activities is attributable to cash received from net loan advances payable totalling $26,656, and the sale of common stock of $85,001 for net cash from financing activities totalling $111,657.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2013, which are included herein. Our operating results for the year ended May 31, 2013 and May 31, 2012 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2013 and May 31, 2012 were as follows:

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012	%
Consulting Fees	$139,185	$120,000	15.9
Professional Fees	16,251	36,331	(55.3)%
Office and Administration	27,025	78,134	66.7
Research and Development	—	240,596
Wages and Benefits	39,260	65,282	(39.9)%
Rent	4,392	18,541	(69.7%
	$225,705	$569,765

Operating expenses for the 12 months ended May 31, 2013 were $225,705 which is a decrease of $339,873 compared to the year ended May 31, 2012. The decrease was due to a decrease in professional fees of $20,080, decrease in office and administration of $50,853, decrease in research and development of $240,596, decrease in wages and benefits of $26,022 and a decrease in rent of $14,149.

Professional Fees

Professional fees decreased by $20,080 in the year ended May 31, 2013 compared to the year ended May 31, 2012, due to an decrease in accounting fees, legal fees, and audit fees.

Office and Administration

Our office and administration expenses decreased by $50,853 in the year ended May 31, 2013 compared to the year ended May 31, 2012, due to a decrease in travel expenses to Bolivia and a decrease in general and administration expenses.

Research and development

Research and Development expenses decreased by $240,596 for the year ended May 31, 2013 compared to the year ended May 31, 2012, as a result of a change in accounting for software acquisition - (capitalized instead of expensed) and due to the completion of major project components.

Wages and benefits

Wages and benefits decreased by $26,022 for the year ended May 31, 2013 compared to the year ended May 31, 2012 due to an employee resigning.

Rent

Rent expense decreased by $14,149 for the year ended May 31, 2013 compared to the rent for the year ended May 31, 2012, as a result of the Calgary office closing.

We have historically incurred losses and have incurred a loss of $3,049,201 from inception to May 31, 2013. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Research and Development costs totaling $102,151 were capitalized during the period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

20

2451 N. McMullen Booth Road

Suite.308

Clearwater, FL 33759
Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PreAxia Healthcare Payment Systems, Inc.

We have audited the accompanying balance sheet of PreAxia Healthcare Payment Systems, Inc. as of May 31, 2013 and 2012, and the related statement of operations, stockholders’ deficiency, and cash flows from Inception (January 28, 2008) through May 31, 2013 and the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PreAxia Healthcare Payment Systems, Inc. as from Inception (January 28, 2008) through May 31, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 25, 2014

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

May 31, 2013 and May 31, 2012

(Stated in US Dollars)

	May 31, 2013	May 31, 2012

ASSETS

Current Assets
Cash	$13,251	$8,468

Total Current Assets	13,251	8,468

Other Assets
Deposits	—	—
Intangible Software Costs	102,151	—
Total Other Assets	102,151	—

Total Assets	$115,402	$8,468

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$156,691	$129,249
Accounts Payable and Accrued Liabilities – Related Party	817,094	627,525
Loan Payable	459,786	433,130
Accrued Interest – Loans Payable	8,992	5,326

Total Current Liabilities	1,442,563	1,195,230

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at May 31, 2013 and May 31, 2012, respectively	17,652	17,652
Stock Subscription Receivable	—	(170)
Additional Paid-in Capital	1,705,628	1,620,797
Accumulated other Comprehensive Loss	(1,240)	(1,545)
Deficit Accumulated During the Development Stage	(3,049,201)	(2,823,496)

Total Stockholders’ Deficit	(1,327,161)	(1,186,762)

Total Liabilities and Stockholders’ Deficit	$115,402	$8,468

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	For the year ended		Inception) to
	May 31		May 31,
	2013	2012	2013

Operating Expenses
Consulting fees	$139,185	$120,000	$702,874
Professional fees	16,251	36,331	338,798
Office and administration	27,025	78,134	309,957
Research and development	—	240,596	1,256,546
Wages and benefits	39,260	65,282	299,805
Rent	4,392	18,541	55,858
Total Operating Expenses	226,113	558,884	2,963,838

Operating loss	(226,113)	(558,884)	(2,963,838)

Other Income (Expenses)
Commission income	—	47	47
Interest income	—	1	639
Interest expense	(3,664)	(12,701)	(62,453)
Foreign currency transaction income (expense)	4,072	1,772	(23,596)
Total Other Income (Expenses)	408	(10,881)	(85,363)

Net loss	$(225,705)	$(569,765)	$(3,049,201)

Other comprehensive income:
Foreign currency translation	305	978	(1,240)

Comprehensive loss for the period	$(225,400)	$(568,787)	$(3,050,441)

Basic and diluted loss per share	(0.01)	(0.03)

Weighted average number of shares outstanding	17,652,082	17,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through May 31, 2013

(Stated in U.S. Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	—	$—	$—		$—	$—	$—
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	520,000	520	344,480		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570
Stock Subscription Receivable	170,002	170	—	(170)	—	—	—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,552,082	17,652	1,620,797	(170)	(1,545)	(2,823,496)	(1,186,762)

Common shares issued for cash	170,002	170	84,831				85,001

Stock Subscription Receivable	(170,002)	(170)		170	—	—	—
Foreign Currency Translation Adjustment	—	—	—		305	—	305
Net Loss for Period	—	—	—	—	—	(225,705)	(225,705)
Balance, May 31, 2013	17,652,082	$17,652	$1,705,628	—	$(1,240)	$(3,049,201)	$(1,327,161)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Year ended		Inception) to
	May 31,		May 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(225,705)	$(569,765)	$(3,049,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	—
Increase (decrease) in accounts payable – related party	189,570	243,999	1,254,085
Increase (decrease) in accounts payable and accrued liabilities	27,445	(19,153)	243,305
Increase (decrease) in accrued interest	3,662	12,701	38,606
Cash Flows used in operating activities	(5,028)	(332,218)	(1,480,410)

Cash Flows from Investing Activities
Cash to Acquire Software	(102,151)	—	(102,151)
Cash Received from note receivable	—	—	49,281
Cash Acquired from business combination	—	—	86,692
Cash flows used in investing activities	(102,151)	—	33,822

Cash Flows from Financing Activities
Overdraft in bank	—	(19,286)	(4)
Proceeds from loan payable – related party	26,656	6,960	146,459
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	85,001	345,000	1,284,542
Cash flows provided by financing activities	111,657	332,674	1,452,502

Effect of exchange rate changes on cash	305	8,012	7,337

Increase (decrease) in cash during the period	4,783	8,468	13,251

Cash, beginning of period	8,468	—	—

Cash, end of period	$13,251	$8,468	$13,251

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 and 2012

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

As a result, the consolidated results of operations presented at May 31, 2013 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $3,049,201 since inception, has negative working capital of $1,429,313 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2013 and 2012

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

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
May 31, 2013 and 2012

Note 2 – Recent Accounting Pronouncements

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 and 2012

Note 2 – Recent Accounting Pronouncements (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2013.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of ($3,049,201) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2013, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2012 to May 31, 2013. As at May 31, 2013, Accounts payable – related party includes a total of $732,202 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

Lizée Gauthier, Certified General Accountants, as at May 31, 2013, held an accounts payable – related party totalling $84,892 due and payable to Mr. Lizée. There are no terms of repayment for this payable.

As of May 31, 2013, the Company owed shareholders $459,786. The terms of repayment are 30 days after demand is made by the shareholder.

Loans Payable

The Company had a loan payable to a shareholder of the Company in the amount of $68,635. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. As of May 31, 2013 the Company had accrued interest on the related party loan in the amount of $9,043.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 and 2012

Note 4 – Income Taxes

As at May 31, 2013, the Company is in arrears on filing its statutory income tax returns. The Company has incurred substantial net operating losses for financial statement purposes in excess of $3,000,000 since January 28, 2008 (Date of Inception) or net losses for tax purposes of $2,704,138.

It is management’s intention to hire a tax professional to file these tax returns on its behalf.

The company’s deferred tax assets and liabilities consist primarily of the following:

	2013	2012

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(1,035,748)	$(212,754)
Net operating losses	(80,692)	(822,994)
	(1,116,440)	(1,035,748)

Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(25,652)	(25,406)
Net operating losses	(3,608)	(246)
	(29,260)	(25,652)

Total	(1,145,700)	(1,061,400)
Less: valuation allowance	1,145,700	1,061,400
	$-	$-

During the years ended May 31, 2013 and 2012, the change in valuation allowance was $ 84,300 and $213,000, respectively.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013 and 2012

Note 5 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.  At May 31, 2013, a subsidiary of the Company was in negotiations with a vendor on an amount outstanding.  Management believes any settlement will not materially affect the financial position of the company.

Note 6 - Subsequent events

The Company does not have any additional subsequent events as of the date this report was issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2013, the disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2013. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2013, our company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012 and 2013.

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

On May 1, 2013, the Company engaged Patrick Rodgers CPA, PA to act as the Company’s independent registered public accountant. His registration with the PCAOB was suspended In March 2014.

On January 9, 2014, the Company engaged DKM Certified Public Accountants (DKM) to act as the Company’s independent registered public accountant.

The engagement of DKM and the dismissal of the prior accountants was done by the Chief Executive Officer and member of the Board of the Company, with the knowledge and approval of the other members of the Board of Directors.  The Company does not have an audit committee or any other committee charged with oversight of financial matters, and has entrusted this responsibility in its Chief Executive Officer acting as the Company’s Chief Financial Officer.

Since their engagement and to the date of their dismissal, there have not been, nor are there now, any disagreements between the Company and Child, Van Wagoner & Bradshaw, PLLC or Patrick Rogers, CPA PA. with respect to any matter of accounting principles, practices, financial statement disclosure, auditing scope or procedure for the reporting and filing completed prior to this date, nor have there been any “reportable events” as defined by Regulation S-K section 304(a)(1)(v) during that same period, other than the reports were modified to contain a going concern opinion.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	57	Director since January 9, 2007 Officer since January 25, 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2013 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2013 and May 31, 2012 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2013 2012	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
Ron Lizée, CFO and Director	2013 2012	$0 $14,7831)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $14,783(1)

1 Ron Lizée is not on a salary. During the fiscal year ended May 31, 2012, a total of $14,783 (2011 – $61,759) in fees were billed to our company by Lizée Gauthier Certified General Accountants of which our company’s CFO, Mr. Ron Lizée, is the sole proprietor. These fees were invoiced at the same billable rate as other clients of the firm and remain payable as at May 31, 2012

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2013.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2013.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2013. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of December 15, 2013, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of December 15, 2013, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Spyros Tsoukalis	825,000	Direct	4.7%
	Grammatikou Mesologiou
	Aitoloakarnanias
	Greece T.K. 30015
Common Stock	Elias Tsoukalis	813,033	Direct	4.65%
	Grammatikou Mesologiou
	Aitoloakarnanias
	Greece T.K. 30015

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Tom Zapatinas	9,000,000	Direct	51.5%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	All officers and directors as a group (2 persons)	9,000,000		51.5%

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

2 Based upon 17,652,082 issued and outstanding shares of common stock as of January 15, 2014

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

1.	During the year ended May 31, 2013 and the year ended May 31, 2012, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2012 to May 31, 2013 and $120,000 for management services rendered for the period June 1, 2011 to May 31, 2012. As at May 31, 2013, accounts payable – related party includes a total of $705,050 due and payable to Mr. Zapatinas. As at May 31, 2013, accounts payable – related party includes a total of $817,094.

2.	During the year ended May 31, 2012 and the year ended May 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered and $61,759 for accounting services during the year ended May 31, 2011. As at May 31, 2012, accounts payable – related party includes a total of $84,895 due and payable to Mr. Lizée.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by DKM Certified Public Accountants and Patrick Rogers, CPA PA for the completed fiscal periods ended May 31, 2013 and May 31, 2012 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2013	Year Ended May 31, 2012
Audit Fees and Audit Related Fees	$16,000	$19,102
Tax Fees	-	-
All Other Fees	-	-
Total	$16,000	$19,102

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
Dated:      March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated:      March 31, 2014

