Form 10-Q
period 2013-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-04-02
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

or

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

17,652,082 common shares outstanding as of March 28, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2013.

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

August 31, 2013 and May 31, 2013

(Stated in US Dollars)

	(Unaudited) August 31, 2013	(Audited) May 31, 2013

ASSETS

Current Assets
Cash	$11,624	$13,251

Total Current Assets	11,624	13,251

Other Assets
Intangible Software Costs	102,151	102,151
Total Other Assets	102,151	102,151

Total Assets	$113,775	$115,402

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$155,750	$156,691
Accounts Payable and Accrued Liabilities – Related Party	889,998	817,094
Loan Payable	455,241	459,792
Accrued Interest – Loans Payable	9,757	8,992

Total Current Liabilities	1,510,746	1,442,563

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at August 31, 2013 and May 31, 2013, respectively	17,652	17,652
Additional Paid-in Capital	1,705,628	1,705,628
Accumulated other Comprehensive Loss	(1,373)	(1,240)
Deficit Accumulated During the Development Stage	(3,118,878)	(3,049,201)

Total Stockholders’ Deficit	(1,396,971)	(1,327,161)

Total Liabilities and Stockholders’ Deficit	$113,775	$115,402

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31		August 31,
	2013	2012	2013

Operating Expenses
Consulting fees	$30,000	$32,487	$732,874
Professional fees	18,706	—	357,505
Office and administration	4,611	9,948	314,567
Research and development	21,378	—	1,277,924
Wages and benefits	—	21,016	299,805
Rent	—	3,024	55,858
Total Operating Expenses	74,695	66,474	3,038,533

Operating loss	(74,695)	(66,474)	(3,038,533)

Other Income (Expenses)
Commission income	—	—	47
Interest income	—	—	640
Interest expense	(766)	(760)	(63,219)
Foreign currency transaction income (expense)	5,784	(2,122)	(17,811)
Total Other Income (Expenses)	5,018	(2,882)	(81,583)

Net loss	$(69,677)	$(69,356)	$(3,118,877)

Other comprehensive income:
Foreign currency translation	(133)	(582)	(1,373)

Comprehensive loss for the period	$(69,810)	$(69,938)	$(3,120,250)

Basic and diluted loss per share	(0.00)	(0.01)

Weighted average number of shares outstanding	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through August 31, 2012

(Stated in U.S. Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	—	$—	$—		$—	$—	$—
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	420,000	420	344,580		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570
Stock Subscription Receivable	170,002	170		(170)			—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,652,082	17,652	1,620,797	(170)	(1,545)	(2,823,496)	(1,186,762)
Common shares issued for cash	170,002	170	84,831				85,001
Stock Subscription Receivable	(170,002)	(170)		170	—	—	25,000
Foreign Currency Translation Adjustment	—	—	—		305		305
Net Loss for Period	—	—	—	—	—	(225,705)	(225,705)
Balance, May 31, 2013	17,652,082	$17,652	$1,705,628	—	$(1,240)	$(3,049,201)	$(1,327,161)
Net Loss for period						(69,677)	(69,677)
Foreign Currency Translation Adjustment					(133)		(133)
Balance, August 31, 2013	17,652,082	$17,652	$1,705,628	—	(1,373)	(3,118,878)	(1,396,971)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Three months ended		Inception) to
	August 31,		August 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss	$(69,677)	$(69,356)	$(3,118,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	—
Increase (decrease) in accounts payable – related party	73,757	53,992	1,327,842
Increase (decrease) in accounts payable and accrued liabilities	(5,397)	10,456	237,907
Increase (decrease) in accrued interest	766	759	39,377
Cash Flows used in operating activities	(551)	(4,149)	(1,480,956)

Cash Flow from Investing Activities
Cash to Acquire Software	—	(51,108)	(102,151)
Cash received from Note Receivable	—	—	49,281
Cash Acquired from business combination	—	—	86,692
Cash flows used in investing activities	—	(51,108)	33,822

Cash Flows from Financing Activities
Overdraft in bank	—	—	(4)
Proceeds from loan payable – related party	—	37,981	146,459
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	—	25,000	1,284,542
Cash flows provided by financing activities	—	62,981	1,452,502

Effect of exchange rate changes on cash	(1,076)	(582)	6,257

Increase (decrease) in cash during the period	(1,627)	7,142	11,624

Cash, beginning of period	13,251	8,468	—

Cash, end of period	$11,624	$15,610	$11,629

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

August 31, 2013 and May 31, 2013

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (formerly Sun World Partners, Inc.) (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2013.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2013, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of August 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $3,118,877 since inception, has negative working capital of $1,499,122 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2013.

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

Note 3 – Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2013. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the three months ended August 31, 2012, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $30,000 for management services rendered to the Company. As at August 31, 2013, Accounts payable – related party includes a total of $805,106 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

The Company’s former CFO, Ron Lizée is the sole proprietor of, Lizée Gauthier, Certified General Accountants. As of August 31, 2013 and May 31, 2013, Lizée Gauthier, Certified General Accountants had invoiced the Company $84,892 for accounting services. There are no terms of repayment for this related party accounts payable.

During the year ended May 31, 2013, the company converted $173,859 in accounts payable to related parties debt for 173,859 common shares. As of August 31, 2013 and May 31, 2013, the Company owed these shareholders $455,241 and 459,786. The terms of repayment are 30 days after demand is made by the shareholder.

Note 5 – Stockholders’ Deficit

Common Stock

No shares were issued during the period.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.  At May 31, 2013, a subsidiary of the Company was in negotiations with a vendor on an amount outstanding.  Management believes any settlement will not materially affect the financial position of the company

Note 7 - Subsequent events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2013, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

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
9

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

Liquidity and Capital Resources

As of August 31, 2013, PreAxia’s cash balance was $11,624 compared to $13,251 as at May 31, 2013.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,499,122 as of August 31, 2013 compared with a working capital deficit of $1,429,312 as of May 31, 2013.

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

Our working capital (deficit) as at August 31, 2013 compared to May 31, 2013 is summarized as follows:

Working Capital

	August 31, 2013	May 31,2013

Current Assets	$11,624	$13,251
Current Liabilities	1,510,746	1,442,563
Working Capital (deficit)	$(1,499,122)	$(1,429,312)

The increase in our working capital deficit of $69,809 was primarily due to an increase in our accounts payable related party.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2013.

For the three month period ended August 31, 2013 and August 31, 2012

Our operating results for the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended August 31, 2012 was $,74,695 compared to $66,474 for the three month period ended August 31, 2012. The increase in loss of $8,221 for the three month period ending August 31, 2013 is due to an increase in expenses of $21,378 for research and development, a decrease of $21,016 for wages and benefits, a decrease of $3,024 for rent, an increase in the amount of $18,706 for professional fees and a decrease in the amount of $5,337 in office and administration fees.

Research and Development

Research and Development expenses increased by $18,706 in the three month period ended August 31, 2013 compared to the three month period ended August 31, 2012, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $21,016 during the three month period ended August 31, 2013 compared to August 31, 2012, as a result of the temporary layoff of a general manager.

Office and Administration

Office and administration expenses decreased by $5,337 for the period ended August 31, 2012 compared to August 31, 2011, due to a decrease in expenses.

Professional Fees

Professional fees decreased by $18,706 during the three months ended August 31, 2013 compared to August 31, 2012, due to an increase in accounting and legal fees.

Rent

Rent decreased by $3,024 during the three months ended August 31, 2013 compared to August 31, 2012 due to the closure of the Calgary main office.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this quarterly report. Our company determined that our disclosure controls and procedures were not effective as of August 31, 2013 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2013: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011 and 2012. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2013, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,118,877 for the period from January 28, 2008 (date of inception) to August 31, 2013. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Certain directors and officers may have other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

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

Our management evaluated our disclosure controls and procedures as of August 31, 2013 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2013 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

No new shares were issued in the three months ended August 31, 2013.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas

Name: Tom Zapatinas

Title:   President, Chief Executive Officers and Chief Financial Officers

(Principal Executive Officer)

Date: April 2, 2014

