Form 10-Q
period 2013-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-04-02
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

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

17,652,082 common shares outstanding as of March 28, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2013.

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

November 30, 2013

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

November 30, 2012 and May 31, 2012

(Stated in US Dollars)

	(Unaudited) November 30, 2013	(Audited) May 31, 2013

ASSETS

Current Assets
Cash	$10,734	$13,251

Total Current Assets	10,734	13,251

Other Assets

Intangible Software Costs	102,151	102,151
Total Other Assets	102,151	102,151

Total Assets	$112,885	$115,402

LIABILITIES

Current Liabilities
Bank Overdraft	$—	$—
Accounts Payable and Accrued Liabilities	155,644	156,694
Accounts Payable – Related Party (Note 4)	923,713	817,094
Loan Payable	453,477	459,786
Accrued Interest – Loans Payable	10,280	8,989

Total Current Liabilities	1,543,114	1,442,564

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at November 30, 2013 and May 31, 2013, respectively	17,652	17,652
Additional Paid-in Capital	1,705,628	1,705,628
Accumulated other Comprehensive Loss	(1,074)	(1,240)
Deficit Accumulated During the Development Stage	(3,152,435)	(3,049,201)

Total Stockholders’ Deficit	(1,430,229)	(1,327,161)

Total Liabilities and Stockholders’ Deficit	$112,885	$115,402

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

					January 28,
					2008 (Date of
	Three months ended		Six months ended		Inception) to
	November 30,		November 30,		November 30,
	2013	2012	2013	2012	2013

Expenses
Consulting fees	$30,000	$30,511	$60,000	$62,998	$762,874
Professional fees	1,000	—	19,706	—	358,505
Office and administration	2,535	7,590	7,146	17,538	317,103
Research and development	1,263	—	22,641	—	1,279,187
Wages and benefits	—	18,244	—	39,260	299,805
Rent	—	1,368	—	4,392	55,858
Total Operating Loss	34,798	57,714	109,493	124,188	3,073,331

Operating loss	(34,798)	(57,714)	(109,493)	(124,188)	(3,073,331)

Other Income (Expenses)
Commission income	—	1	—	—	47
Interest income	—	—	1	1	640
Interest expense	(523)	(1,069)	(1,290)	(1,829)	(63,743)
Foreign currency transaction income (expense)	1,764	1,371	7,548	(750)	(16,047)
Total Other Income (Expenses)	1,241	303	6,259	(2,578)	(80,343)

Net loss	$(33,557)	$(57,411)	$(103,234)	$(126,767)	$(3,152,434)

Other comprehensive income:
Foreign currency translation	299	196	166	(386)	(1,074)

Comprehensive loss for period	$(33,557)	$(57,214)	$(103,068)	$(127,153)	$(3,153,508)

Basic and diluted loss per share	(.00)	(.00)	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	16,652,082	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through November 30, 2013

(Stated in U.S.Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
			Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	-	$-	$-		$-	$-	$-
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	420,000	420	344,580		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570
Stock Subscription Receivable	170,002	170		(170)			—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,652,082	$17,652	$1,620,797	(170)	$(1,545)	$(2,823,496)	$(1,186,762)
Common shares issued for cash	170,002	170	84,831				85,001
Stock Subscription Receivable	(170,002)	(170)		170			—
Foreign Currency Translation Adjustment					305		305
Net Loss for Period						(225,705)	(225,705)
Balance, November 30, 2012	17,652,082	17,652	1,705,628	—	(1,240)	(3,049,201)	(1,327,161)
Net loss for the period						(103,234)	(103,233)
Foreign Currency Translation Adjustment					166		166
Balance, November 30, 2013	17,652,082	17,652	1,705,627	—	(1,074)	(3,152,435)	(1,430,229)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Six months ended		Inception) to
	November 30,		November 30,
	2013	2012	2012

Cash Flows from Operating Activities
Net loss	$(103,234)	$(126,767)	$(3,152,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	—
Increase (decrease) in accounts payable – related party	106,619	85,550	1,361,782
Increase (decrease) in accounts payable and accrued liabilities	(7,026)	19,340	235,919
Increase (decrease) in accrued interest	1,291	1,829	39,900
Cash Flows used in operating activities	(2,351)	(20,048)	(1,483,279)

Cash Flow from Investing Activities
Cash to Acquire Software	—	(84,865)	(102,151)
Cash received from note receivable	—	—	49,281
Cash acquired from business combination	—	—	86,692
Cash flows used in investing activities	—	(84,865)	33,822

Cash Flows from Financing Activities
Overdraft in bank	—	—	(4)
Proceeds from loan payable – related party	—	31,831	146,459
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	—	85,001	1,284,542
Cash flows provided by financing activities	—	116,832	1,452,502

Effect of exchange rate changes on cash	(166)	(386)	6,447

Increase (decrease) in cash during the period	(2,517)	11,532	10,734

Cash, beginning of period	13,251	8,468	—

Cash, end of period	$10,734	$20,000	$10,734

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2013 and May 31, 2013

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2013, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $3,152,434 since inception, has negative working capital of $1,532,380 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2013.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the six months ended November 30, 2012, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company. As at November 30, 2013, Accounts payable – related party includes a total of $838,821 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

The Company’s former CFO, Ron Lizée is the sole proprietor of, Lizée Gauthier, Certified General Accountants. As of November 30, 2013 and May 31, 2013, Lizée Gauthier, Certified General Accountants had invoiced the Company $84,892 for accounting services. There are no terms of repayment for this related party accounts payable.

During the year ended May 31, 2012, the company converted $173,859 in accounts payable to related parties debt for 173,859 common shares. As of November 30, 2013 and May 31, 2013, the Company owed these shareholders $453,477. The terms of repayment are 30 days after demand is made by the shareholder.

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
10

4.	Professional Services. We anticipate that we may spend up to $350,000 in the next twelve months for professional services, which includes, stock-based compensation, accounting, auditing, legal fees and investor relations.

Liquidity and Capital Resources

As of November 30, 2013, PreAxia’s cash balance was $10,734 compared to $13,251 as at May 31, 2013.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,532,380 as of November 30, 2012 compared with a working capital deficit of $1,429,313 as of May 31, 2013.

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

Our working capital (deficit) as at November 30, 2013 compared to May 31, 2013 is summarized as follows:

Working Capital

	November 30, 2013	May 31, 2013

Current Assets	$10,734	$13,251
Current Liabilities	1,543,114	1,442,564
Working Capital (deficit)	$(1,532,380)	$(1,429,313)

The increase in our working capital deficit of $103,067 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended November 30, 2013 and November 30, 2012

Our operating results for the three month period ended November 30, 2013 compared to the three month period ended November 30, 2012 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended November 30, 2013 was $34,798 compared to $57,714 for the three month period ended November 30, 2012. The decrease in loss of $23,854 for the three month period ending November 30, 2013 is due to an increase in expenses of $1,263 for research and development, a decrease of $18,244 for wages and benefits, a decrease of $1,368 for rent, and a decrease in the amount of $5,055 in office and administration fees.

Research and Development

Research and Development expenses increased by $1,263 in the three month period ended November 30, 2013 compared to the three month period ended November 30, 2011, due to the minor project refinements.

Wages and Benefits

Wages and benefits decreased by $18,244 during the three month period ended November 30, 2013 compared to November 30, 2012, as a result of the temporary layoff of a general manager.

Office and Administration

Office and administration expenses decreased by $5,055 for the period ended November 30, 2013 compared to November 30, 2012, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $1,368 during the three months ended November 30, 2013 compared to November 30, 2012 as a result of the closure of the Calgary office and use of remote employment sites.

For the six month period ended November 30, 2013 and November 30, 2012

Our operating results for the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six month period ended November 30, 2013 was $109,493 compared to $124,188 for the six month period ended November 30, 2012. The decrease in loss of $14,474 for the six month period ending November 30, 2013 is due to an increase in expenses of $22,641 for research and development, a decrease of $39,260 for wages and benefits, a decrease of $4,392 for rent, an increase of $19,706 for professional fees, and a decrease in the amount of $10,392 in office and administration fees.

Research and Development

Research and Development expenses decreased by $22,641 in the six month period ended November 30, 2013 compared to the six month period ended November 30, 2012, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $39,260 during the six month period ended November 30, 2013 compared to November 30, 2012, as a result of the temporary layoff of a general manager.

Office and Administration

Office and administration expenses decreased by $10,392 for the period ended November 30, 2013 compared to November 30, 2012, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $4,392 during the three months ended November 30, 2013 compared to November 30, 2012 as a result of the closure of the Calgary office and use of remote employment sites.

Professional Fees

Professional fees increased by $19,706 during the period ended November 30, 2013 compared to November 30, 2012 as a result of the increased requirement for accounting and legal services.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2013. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2013 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2013: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012 and 2013. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2013, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,152,434 for the period from January 28, 2008 (date of inception) to November 30, 2013. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

No new shares were issued in the six months ended November 30, 2013.

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

Date: April 2, 2014

