Form 10-Q
period 2014-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-04-21
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

or

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

17,652,082 common shares outstanding as of April 19, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2013.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss	F-2

Unaudited Consolidated Statements of Stockholders’ Deficit	F-3

Unaudited Consolidated Statements of Cash Flows	F-4

Notes to Unaudited Consolidated Financial Statements	F-5 to F-9

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

February 28, 2014 and May 31, 2013

(Stated in US Dollars)

	(Unaudited) February 28, 2014	(Audited) May 31, 2013

ASSETS

Current Assets
Cash	$11,384	$13,251

Total Current Assets	11,384	13,251

Other Assets

Intangible Software Costs	102,151	102,151
Total Other Assets	102,151	102,151

Total Assets	$113,535	$115,402

LIABILITIES

Current Liabilities
Bank Overdraft	$—	$—
Accounts Payable and Accrued Liabilities	157,118	156,691
Accounts Payable – Related Party (Note 4)	957,666	817,094
Loan Payable	453,476	459,786
Accrued Interest – Loans Payable	11,269	8,992

Total Current Liabilities	1,579,529	1,442,563

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value 75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at February 28, 2014 and May 31, 2013, respectively	17,652	17,652
Additional Paid-in Capital	1,705,628	1,705,628
Accumulated other Comprehensive Loss	(1,074)	(1,240)
Deficit Accumulated During the Development Stage	(3,188,200)	(3,049,201)

Total Stockholders’ Deficit	(1,465,994)	(1,327,161)

Total Liabilities and Stockholders’ Deficit	$113,535	$115,402

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

					January 28,
					2008 (Date of
	Three months ended		Nine months ended		Inception) to
	February 28,		February 28,		February 28,
	2014	2013	2014	2013	2014

Expenses
Consulting fees	$30,000	$40,500	$90,000	$103,498	$792,874
Professional fees	—	—	19,706	—	358,504
Office and administration	4,778	6,473	11,923	24,011	321,881
Research and development	—	—	22,641	—	1,279,187
Wages and benefits	—	—	—	39,260	299,805
Rent	—	—	—	4,392	55,858
Total Operating Loss	34,778	46,973	144,271	171,160	3,108,108

Operating loss	(34,778)	(46,973)	(144,271)	(171,160)	(3,108,109)

Other Income (Expenses)
Commission income	—	—	—	—	47
Interest income	—	1	1	1	640
Interest expense	(987)	(956)	(2,278)	(2,785)	(64,731)
Foreign currency transaction income (expense)	—	2,919	7,549	2,168	(16,047)
Total Other Income (Expenses)	(987)	1,964	5,272	(616)	(80,091)

Net loss	$(35,765)	$(45,009)	$(138,999)	$(171,776)	$(3,188,200)

Other comprehensive income:
Foreign currency translation	—	422	166	36	(1,074)

Comprehensive loss for period	$(35,765)	$(44,587)	$(138,833)	$(171,740)	$(3,189,274)

Basic and diluted loss per share	(.00)	(.00)	(0.01)	(0.02)

Weighted average number of shares outstanding	17,652,082	16,652,082	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

For the Cumulative period January 28, 2008 (Date of Inception) through February 28, 2014

(Stated in U.S.Dollars)

						Deficit
	Common Stock				Accumulated	Accumulated
			Additional	Stock	Other	During the
		Paid-in	Subscription	Comprehensive	Development
	Shares	Amount	Capital	Receivable	Income	Stage	Total

Balance, January 28, 2008	—	$—	$—		$—	$—	$—
Capital stock issued:
Common shares issued pursuant to share
exchange agreements	12,000,000	12,000	—		—	—	12,000
Pursuant to recapitalization	3,750,000	3,750	36,964		—	—	40,714
Foreign currency translation adjustment	—	—	—		(810)	—	(810)
Net loss for the year	—	—	—		—	(23,998)	(23,998)
Balance, May 31, 2008	15,750,000	15,750	36,964		(810)	(23,998)	27,906

Warrants issued with convertible debt	—	—	28,495		—	—	28,495
Foreign currency translation adjustment	—	—	—		1,295	—	1,295
Net loss for the year	—	—	—		—	(333,982)	(333,982)
Balance, May 31, 2009	15,750,000	15,750	65,459		485	(357,980)	(276,286)

Common shares issued for cash @ $1.00 per share	120,000	120	119,880		—	—	120,000
Foreign currency translation adjustment	—	—	—		(896)	—	(896)
Net loss for the period	—	—	—		—	(743,192)	(743,192)
Balance, May 31, 2010	15,870,000	15,870	185,339		(411)	(1,101,172)	(900,374)

Common shares issued to reduce debt	25,000	25	24,975		—	—	25,000
Common shares issued for cash @ $1.00 per share	722,500	723	721,777		—	—	722,500
Foreign currency translation adjustment	—	—	—		(2,112)	—	(2,112)
Net loss for the period	—	—	—		—	(1,152,559)	(1,152,559)
Balance, May 31, 2011	16,617,500	16,618	932,091		(2,523)	(2,253,731)	(1,307,545)
Common shares issued for cash @ $1.00 per share	420,000	420	344,580		—	—	345,000
Common shares issued for debt conversion @ $1.00 per share	344,580	344	344,226		—	—	344,570

Stock Subscription Receivable	170,002	170		(170)			—
Foreign currency translation adjustment	—	—	—		978	—	978
Net loss for the period	—	—	—		—	(569,765)	(569,765)
Balance, May 31, 2012	17,652,082	17,652	1,620,797	(170)	(1,545)	(2,823,496)	(1,186,761)
Common shares issued for cash	170,002	170	84,831				85,001
Stock Subscription Receivable	(170,002)	(170)		170			—
Foreign Currency Translation Adjustment					305		305
Net Loss for Period						(225,705)	(225,705)
Balance, May 31, 2013	17,652,082	17,652	1,705,628	—	(1,240)	(3,049,201)	(1,327,162)
Net loss for the period						(138,999)	(138,999)
Foreign Currency Translation Adjustment					166		166
Balance, February 28, 2014 (unaudited)	17,652,082	17,652	1,705,628	—	(1,074)	(3,188,200)	(1,465,994)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

			January 28,
			2008 (Date of
	Nine months ended		Inception) to
	February 28,		February 28,
	2014	2013	2014

Cash Flows from Operating Activities
Net loss	$(138,999)	$(171,776)	$(3,188,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	28,495
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—	4,300
Decrease (increase) in rent deposit	—	—	—
Increase (decrease) in accounts payable – related party	141,651	141,578	1,395,736
Increase (decrease) in accounts payable and accrued liabilities	(5,913)	23,465	237,392
Increase (decrease) in accrued interest	2,279	2,786	40,885
Cash Flows used in operating activities	(982)	(3,947)	(1,481,392)

Cash Flow from Investing Activities
Cash to Acquire Software	—	(99,213)	(102,151)
Cash received from note receivable	—	—	49,281
Cash acquired from business combination	—	—	86,692
Cash flows used in investing activities	—	(99,213)	33,822

Cash Flows from Financing Activities
Overdraft in bank	—	—	(4)
Proceeds from loan payable – related party	—	28,910	146,459
Repayment of loan payable	—	—	(25,000)
Proceeds from loan payable – Convertible Debenture	—	—	46,505
Proceeds from sale of common stock	—	85,001	1,284,542
Cash flows provided by financing activities	—	113,911	1,452,502

Effect of exchange rate changes on cash	(885)	36	6,452

Increase (decrease) in cash during the period	(1,867)	10,787	11,384

Cash, beginning of period	13,251	8,468	—

Cash, end of period	$11,384	$19,255	$11,384

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—	$12,000
Common stock issued for debt	$—	$—	$369,570

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 28, 2014 and May 31, 2013

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2014, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 28, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $3,188,200 since inception, has negative working capital of $1,568,145 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2014.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2014.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the nine months ended February 28, 2014, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company. As at February 28, 2014, Accounts payable – related party includes a total of $872,774 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

The Company’s former CFO, Ron Lizée is the sole proprietor of, Lizée Gauthier, Certified General Accountants. As of February 28, 2014 and May 31, 2013, Lizée Gauthier, Certified General Accountants had invoiced the Company $84,892 for accounting services. There are no terms of repayment for this related party accounts payable.

As at February 28, 2014 and May 31, 2013 the Company had loans payable to related party balance of $453,476 and $459,786, respectively.

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

PreAxia’s marketing strategy is to promote its existing platform to the groups that most need access to it. Namely, independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

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

Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

Application providers, including software manufacturers selling into the target vertical markets

Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2014 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

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

Liquidity and Capital Resources

As of February 28, 2014, PreAxia’s cash balance was $11,384 compared to $13,251 as at May 31, 2013.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,568,145 as of February 28, 2014 compared with a working capital deficit of $1,429,313 as of May 31, 2013.

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

Our working capital (deficit) as at November 30, 2013 compared to May 31, 2013 is summarized as follows:

Working Capital

	February 28, 2014	May 31, 2013

Current Assets	$11,384	$13,251
Current Liabilities	1,579,529	1,442,564
Working Capital (deficit)	$(1,568,145)	$(1,429,313)

The increase in our working capital deficit of $138,832 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended February 28, 2014 and February 28, 2013

Our operating results for the three month period ended February 28, 2014 compared to the three month period ended February 28, 2013 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended February 28, 2014 was $34,777 compared to $46,973 for the three month period ended February 28, 2013. The decrease in loss of $12,196 for the three month period ending February 28, 2014 is due to a decrease in expenses of $10,500 for consulting and a decrease of $1,696 for office and administration fees.

Consulting Fees

Consulting fees decreased by $10,500 for the period ended February 28, 2014 compared to February 28, 2013 as a result of diminished requirement for services.

Research and Development

There were no Research and Development expenses in the three month period ended February 28, 2014 or in the three month period ended February 28, 2013, due to the completion of major project components.

Office and Administration

Office and administration expenses decreased by $1,696 for the period ended February 28, 2014 compared to February 28, 2013, as a result of the closure of the Calgary office and use of remote employment sites.

For the nine month period ended February 28, 2014 and February 28, 2013

Our operating results for the nine month period ended February 28, 2014 compared to the nine month period ended February 28, 2013 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine month period ended February 28, 2014 was $144,270 compared to $171,160 for the nine month period ended February 28, 2013. The decrease in loss of $26,890 for the nine month period ending February 28, 2014 is due to an increase in expenses of $22,641 for research and development, a decrease of $39,260 for wages and benefits, a decrease of $4,392 for rent, an increase of $19,706 for professional fees, and a decrease in the amount of $12,088 in office and administration fees.

Research and Development

Research and Development expenses increased by $22,641 in the nine month period ended February 28, 2014 compared to the nine month period ended February 28, 2013, due to the completion of major project components.

Wages and Benefits

Wages and benefits decreased by $39,260 during the nine month period ended February 28, 2014 compared to February 28, 2013, as a result of the temporary layoff of a general manager.

Office and Administration

Office and administration expenses decreased by $12,088 for the period ended February 28, 2014 compared to February 28, 2013, as a result of the closure of the Calgary office and use of remote employment sites.

Rent

Rent decreased by $4,392 during the nine months ended February 28, 2014 compared to February 28, 2013 as a result of the closure of the Calgary office and use of remote employment sites.

Professional Fees

Professional fees increased by $19,706 during the period ended February 28, 2014 compared to February 28, 2013 as a result of the increased requirement for accounting and legal services.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,188,200 for the period from January 28, 2008 (date of inception) to February 28, 2014. We are in the development stage and are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of February 28, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2012 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of April 19, 2014, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the nine months ended February 28, 2014.

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

Date: April 21, 2014

