Form 10-K
period 2014-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-08-29
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,241,035 on November 30, 2013.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

17,652,082 shares of common stock as of August 27, 2014

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
5

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

Research and Development

For the year ended May 31, 2014, we expended $39,666 on research and development compared to $0 during year ended May 31, 2013.

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

Our management evaluated our disclosure controls and procedures as of May 31, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2014 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As much of the research and development and building our system has been completed, our Calgary office closed during the year and we presently operate out of remote employment sites.

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

Not applicable.

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

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2014 and 2013.

Quarter Ended	High	Low
05/31/2014	$0.00	$0.00
02/28/2014	$0.00	$0.00
11/30/2013	$0.00	$0.00
08/31/2013	$0.00	$0.00
05/31/2012	$0.00	$0.00
02/28/2012	$0.00	$0.00
11/30/2011	$0.00	$0.00
08/31/2011	$0.00	$0.00

Holders of Our Common Stock

As of August 27, 2014, there were 71 holders of record of our common stock and 17,652,082 shares of common stock outstanding.

There is currently only one class of common stock with one vote per share.

Holladay Stock Transfer of 2930 North 67th Place, Scottsdale, Arizona 85251, Phone: (480) 481-3940, Fax: (480) 481-3991 is the registrar and transfer agent for our common shares.

Accumulated Other Comprehensive Income amounts are related to changes in foreign exchange.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2014.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2014.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2014 or 2013.

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

Liquidity and Capital Resources

As of May 31, 2014, we had a cash balance of $8,532 compared to $13,251, as at May 31, 2013. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,595,641 as of May 31, 2014 compared with a working capital deficit of $1,429,313 as of May 31, 2013.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada. We project that we will require an estimated additional $3,145,641over the next twelve month period to fund our operating cash shortfall calculated as $1,595,641 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2014. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2014 and May 31, 2013 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2014	May 31, 2013
Current Assets	$8,532	$13,251
Current Liabilities	$1,604,173	$1,442,564
Working Capital (deficit)	$(1,595,641)	$(1,429,313)

The increase in our working deficit of $166,328 was primarily due to increase in in accounts payables and loans payable.

 Cash Flows

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013
Net cash used in Operating Activities	$(31,176)	$(5,028)
Net cash provided by Investing Activities	$-	$(102,151)
Net cash provided by Financing Activities	$11,079	$111,657
Effect of exchange rate on cash	$15,378	$305
Change in Cash and Cash Equivalents During the Period	$(4,719)	$4,783

Cash Used in Operating Activities

During the year ended May 31, 2014, we used net cash in operating activities in the amount of $31,176 due to increase in accounts payable.

Cash Provided by Investing Activities

During the year ended May 31, 2014, cash was not used in investing activities.

Cash from Financing Activities

During the year ended May 31, 2014, we generated $11,079 in cash from financing activities. We received $25,000 and paid back $13,921.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2014, which are included herein. Our operating results for the year ended May 31, 2014 and May 31, 2013 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2014 and May 31, 2013 were as follows:

	Year Ended	Year Ended
	May 31, 2014	May 31, 2013	%
Consulting Fees	$125,500	$139,185	(10)%
Professional Fees	28,706	16,251	76.6%
Office and Administration	15,419	27,025	(50.3)%
Research and Development	39,665	—
Wages and Benefits	—	39,260
Rent	—	4,392
	$209,291	$226,113

Operating expenses for the 12 months ended May 31, 2014 were $209,291 which is a decrease of $16,822 compared to the year ended May 31, 2013. The decrease was due to an increase in professional fees of $12,455, decrease in office and administration of $12,293, increase in research and development of $39,665, decrease in wages and benefits of $39,260 and a decrease in rent of $4,392.

Professional Fees

Professional fees increased by $12,455 in the year ended May 31, 2014 compared to the year ended May 31, 2013, due to an increase in accounting fees, legal fees, and audit fees.

Office and Administration

Our office and administration expenses decreased by $12,293 in the year ended May 31, 2014 compared to the year ended May 31, 2013, due to a decrease in travel expenses in general and administration expenses.

Research and development

Research and Development expenses increased by $39,665 for the year ended May 31, 2014 compared to the year ended May 31, 2013, as a result of a software license requirements and other required program updates.

Wages and benefits

Wages and benefits decreased by $39,260 for the year ended May 31, 2014 compared to the year ended May 31, 2013 due to an employee resigning.

Rent

Rent expense decreased by $4,392 for the year ended May 31, 2014 compared to the rent for the year ended May 31, 2013, as a result of the Calgary office closing.

We have historically incurred losses and have incurred a loss of $3,230,908 from inception to May 31, 2014. Because of these historical losses, we will require additional working capital to develop our business operations.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. Intangible software costs will only be amortized against revenues generated by the software over a three year period. It is anticipated that these costs will begin to be amortized beginning in 2015.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. No new standards or updates had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

2451 N. McMullen Booth Road
Suite.308
Clearwater, FL 33759

Toll fee: 855.334.0934

Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PreAxia Healthcare Payment Systems, Inc.

We have audited the accompanying balance sheet of PreAxia Healthcare Payment Systems, Inc. as of May 31, 2014 and 2013, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PreAxia Healthcare Payment Systems, Inc. as of May 31, 2014 and 2013 and for the years then ended, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

August 29, 2014

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

May 31, 2014 and May 31, 2013

(Stated in US Dollars)

		May 31, 2014	May 31, 2013

ASSETS

Current Assets
Cash		$8,532	$13,251
Total Current Assets		8,532	13,251

Other Assets
Intangible Software Costs		102,151	102,151
Total Other Assets		102,151	102,151

Total Assets		$110,683	$115,402

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 183,717	$ 156,691
Accounts Payable and Accrued Liabilities – Related Party		961,441	817,094
Loan Payable		446,519	459,786
Accrued Interest – Loans Payable		12,496	8,992

Total Current Liabilities		1,604,173	1,442,563

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000	common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at May 31, 2014 and May 31, 2013, respectively		17,652	17,652
Additional Paid-in Capital		1,705,628	1,705,628
Accumulated other Comprehensive Income/(Loss)		14,138	(1,240)
Accumulated Deficit		(3,230,908)	(3,049,201)

Total Stockholders’ Deficit		(1,493,490)	(1,327,161)

Total Liabilities and Stockholders’ Deficit		$110,683	$115,402

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	For the year ended
	May 31
	2014	2013

Operating Expenses
Consulting fees	$ 125,500	$ 139,185
Professional fees	28,706	16,251
Office and administration	15,419	27,025
Research and development	39,665	-
Wages and benefits	-	39,260
Rent	-	4,392
Total Operating Expenses	209,291	226,113

Operating loss	(209,291)	(226,113)

Other Income (Expenses)
Commission income	-	-
Interest income	1	1
Interest expense	(3,504)	(3,664)
Gain on settlement	31,090	-
Foreign currency transaction income (expense)	-	4,072
Total Other Income (Expenses)	65,854	409

Net loss	$(181,704)	$ (225,704)

Other comprehensive income:
Foreign currency translation	15,378	305

Comprehensive loss for the period	$(166,326)	$ (225,399)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	17,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Stated in U.S. Dollars)

	Common Stock				Accumulated
			Additional	Stock	Other
			Paid-in	Subscription	Comprehensive	Retained Earnings
	Shares	Amount	Capital	Receivable	Income		Total

Balance, May 31, 2012	17,652,082	17,652	1,620,797	(170)	(1,545)	(2,823,498)	(1,186,762)

Common Shares issued for cash	170,002	170
Stock Subscription Receivable	(170,002)	(170)	84,831	170	-		85,001
Foreign Currency Translation Adjustment	-	-	-		305		305
Net Loss for Period	-	-	-	-	-	(225,705)	(225,705)
Balance, May 31, 2013	$17,652,082	$ 17,652	$1,705,628	-	$ (1,240)	(3,049,203)	$(1,327,161)

Net Loss for Period					15,378	(181,704)	(166,326)

Balance, May 31, 2014	$17,52,082	$ 17,652	$1,705,628		14,138	$(3,230,908)	$(1,493,487)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year ended
	May 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$ (181,704)	$ (225,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	31,090	-
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities	119,438	220,677

Cash Flows used in operating activities	(31,176)	(5,028)

Cash Flows from Investing Activities
Cash to Acquire Software	-	(102,151)
Cash Received from note receivable	-	-
Cash Acquired from business combination	-	-
Cash flows used in investing activities	-	(102,151)

Cash Flows from Financing Activities
Overdraft in bank	-	-
Proceeds from loan payable – related party	25,000	26,656
Repayment of loan payable	(13,921)	-
Proceeds from loan payable – Convertible Debenture	-	-
Proceeds from sale of common stock	-	85,001
Cash flows provided by financing activities	11,079	111,657

Effect of exchange rate changes on cash	15,378	305

Increase (decrease) in cash during the period	(4,719)	4,783

Cash, beginning of period	13,251	8,468

Cash, end of period	$ 8,532	$ 13,251

Supplemental Disclosure:

Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$ -	$ -
Common stock issued for debt	$ -	$ -

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 and 2013

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

As a result, the consolidated results of operations presented at May 31, 2014 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company is in the development stage and has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $3,230,908 since inception, has negative working capital of $1,595,641 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 and 2013

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

Intangible Software Costs

Intangible software costs will only be amortized against revenues generated by the software over a three year period. It is anticipated that these costs will begin to be amortized beginning in 2015.

Impairment of Long-lived Assets. Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 and 2013

Note 1 – Summary of significant accounting policies (Continued)

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Fair Value Estimates

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. No new standards or updates had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2012 through the date these financial statements were issued.

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2014.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 and 2013

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of ($3,230,908) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 3 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2014, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2013 to May 31, 2014. As at May 31, 2014, Accounts payable – related party includes a total of $961,441 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

Lizée Gauthier, Certified General Accountants, as at May 31, 2014, held an accounts payable – related party totalling $84,892 due and payable to Mr. Lizée. There are no terms of repayment for this payable.

As of May 31, 2013, the Company owed shareholders $446,519. The terms of repayment are 30 days after demand is made by the shareholder.

Included in the amount above, the Company had a loan payable to a shareholder of the Company in the amount of $64,414. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. As of May 31, 2014 the Company had accrued interest on the related party loan in the amount of $12,496.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014 and 2013

Note 4 – Income Taxes

As at May 31, 2014, the Company is in arrears on filing its statutory income tax returns. The Company has incurred substantial net operating losses for financial statement purposes in excess of $3,000,000 since January 28, 2008 (Date of Inception) or net losses for tax purposes of $2,850,000.

It is management’s intention to hire a tax professional to file these tax returns on its behalf.

The company’s deferred tax assets and liabilities consist primarily of the following:

	2014	2013

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(1,116,440)	$(1,035,748)
Net operating losses	(63,400)	(80,692)
	(1,179,840)	(1,116,440)

Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(29,260)	(25,652)
Net operating losses	(2,500)	(3,608)
	(31,760)	(29,260)

Total	(1,211,600)	(1,145,700)
Less: valuation allowance	1,211,600	1,145,700
	$-	$-

Note 5 – Common Stock

The Company is authorized to issue up to 75,000,000 shares of common stock. The shares of common stock are non-assessable, without pre-emption rights, and do not carry cumulative voting rights. Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of our stockholders. Holders of our common stock are entitled to receive dividends if, as and when declared by our Board of Directors.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The company does not have any long term commitments for equipment or leases. The company does not have any office space commitments as the CEO operates from his residence.

During the years ended May 31, 2014 and 2013, the change in valuation allowance was $ 63,500 and $84,900, respectively.

Note 7 - Subsequent events

The Company does not have any additional subsequent events as of the date this report was issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2014, the disclosure controls and procedures were not effective. The ineffectiveness of our company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2014. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2013, our company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013 and 2014.

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

On May 15, 2014, the Board of Directors of the Registrant elected James Kenney to serve as a member of the Board of Directors, effective immediately.

Mr. Kenney is founder and current Managing director of Treehouse Group, a diversified firm that includes a Marketing and Strategy Consultancy as well as investments in a number of start-up companies. Mr. Kenney has worked with several global clients, including Visa, Royal Bank, CMC Markets, and ADP, providing leadership and industry expertise in developing and executing strategic plans as well as providing consulting services to numerous successful start-up companies including Cyence International, Velocity Trade and CaymanOne.

Mr Kenney was Chief Operating Officer at Canadian Securities Institute, where he drove the development and launch of numerous programs for continuing education, regulatory licensing and university accreditation. He led the successful migration to online delivery, establishing CSI as the pre-eminent brand for investor education and distance learning.

Mr. Kenney also served as Vice President of Marketing and Business Development for Interac Association and was responsible for launching the national debit card program, building the Interac brand and leading the organization through a period of exponential growth. He also held a number of senior sales and marketing positions at CIBC and Bell Canada and managed several successful real estate acquisitions and investments.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	58	Director since January 9, 2007 Officer since January 25, 2008

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
27

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2014 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2014 and May 31, 2013 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2014 2013	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
Ron Lizée, CFO and Director	2013 2012	$0 $14,7831)	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$0 $14,783(1)

1 Ron Lizée is not on a salary. During the fiscal year ended May 31, 2012, a total of $14,783 (2011 – $61,759) in fees were billed to our company by Lizée Gauthier Certified General Accountants of which our company’s CFO, Mr. Ron Lizée, is the sole proprietor. These fees were invoiced at the same billable rate as other clients of the firm and remain payable as at May 31, 2014

Employment Agreements

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2014.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2014.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2014. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 25, 2014, certain information with respect to the beneficial ownership of our common stock by of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of July 7, 2014, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

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

2 Based upon 17,652,082 issued and outstanding shares of common stock as of August 25, 2014

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

1.	During the year ended May 31, 2014 and the year ended May 31, 2013, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2013 to May 31, 2014 and $120,000 for management services rendered for the period June 1, 2012 to May 31, 2013. As at May 31, 2014, accounts payable – related party includes a total of $961,441 due and payable to Mr. Zapatinas. As at May 31, 2014, accounts payable – related party includes a total of $1,046,332.

2.	During the year ended May 31, 2012 and the year ended May 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered and $61,759 for accounting services during the year ended May 31, 2011. As at May 31, 2012, accounts payable – related party includes a total of $84,895 due and payable to Mr. Lizée.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by DKM Certified Public Accountants and Patrick Rogers, CPA PA for the completed fiscal periods ended May 31, 2014 and May 31, 2013 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2014	Year Ended May 31, 2013
Audit Fees and Audit Related Fees	$24,706	$16,000
Tax Fees	-	-
All Other Fees	-	-
Total	$24,706	$16,000

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
Dated: August 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated: August 29, 2014

