Form 10-Q
period 2014-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2014-10-10
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

17,652,082 common shares outstanding as of October 6, 2014

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2014.

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

August 31, 2014 and May 31, 2014

(Stated in US Dollars)

		(Unaudited) August 31, 2014	May 31, 2014

ASSETS

Current Assets
Cash		$ 5,135	$ 8,532

Total Current Assets		5,135	8,532

Other Assets
Intangible Software Costs		102,151	102,151
Amortization Software Costs		(8,513)
Total Other Assets		93,638	102,151

Total Assets		$ 98,773	$ 110,683

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 181,199	$ 183,717
Accounts Payable – Related Party (Note 4)		994,257	961,441
Loan Payable		446,633	446,519
Accrued Interest – Loans Payable		13,476	12,496

Total Current Liabilities		1,635,565	1,604,173

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000	common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively		17,652	17,652
Additional Paid-in Capital		1,705,628	1,705,628
Accumulated other Comprehensive Loss		14,030	14,138
Deficit Accumulated		(3,274,102)	(3,230,908)

Total Stockholders’ Deficit		(1,536,792)	(1,493,490)

Total Liabilities and Stockholders’ Deficit		$ 98,773	$ 110,683

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended
	August 31,
	2014	2013

Operating Expenses
Consulting fees	$ 30,000	$ 30,000
Professional fees	-	18,706
Office and administration	3,750	4,611
Research and development	-	21,378
Wages and benefits	-	-
Amortization Software	8,513
Rent	-	-
Total Operating Expenses	42,263	74,695

Operating loss	(42,263)	(74,695)

Other Income (Expenses)
Other income	48	5,784
Interest income	-	-
Interest expense	(980)	(766)
Total Other Income (Expenses)	(932)	(5,018)

Net loss	$ (43,195)	$ (69,677)

Other comprehensive income:
Foreign currency transaction income (expense)	763	-
Foreign currency translation	(871)	(133)

Comprehensive loss for the period	$ (43,303)	$ (69,810)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(Stated in U.S. Dollars)

	Common Stock				Accumulated
			Additional	Stock	Other
			Paid-in	Subscription	Comprehensive	Retained
	Shares	Amount	Capital	Receivable	Income	Earnings	Total

Balance, May 31, 2012	17,652,082	17,652	1,620,797	(170)	(1,545)	(2,823,497)	(1,186,763)
Common shares issued for cash	170,002	170	84,831				85,001
Stock Subscription Receivable	(170,002)	(170)		170	-	-	-
Foreign Currency Translation Adjustment	-	-	-		305		305
Net Loss for Period	-	-	-	-	-	(225,705)	(225,705)
Balance, May 31, 2013	17,652,082	$ 17,652	$ 1,705,628	-	$ (1,240)	$(3,049,203)	$(1,327,162)
Net Loss for period						(181,704)	(181,704)
Foreign Currency Translation Adjustment					15,378		15,378
Balance, May 31, 2014	17,652,082	$17,652	$1,705,628		14,138	(3,230,907)	(1,493,488)
Net Loss for period					(108)	(43,195)	(43,303)
Balance, August 31, 2014	17,652,082	$17,652	$1,705,628		14,030	(3,274,102)	(1,536,791)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended
	August 31,
	2014	2013

Cash Flows from Operating Activities
Net loss	$ (43,195)	$ (69,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	8,513	-
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	-
Decrease (increase) in rent deposit	-	-
Increase (decrease) in accounts payable – related party	32,816	73,757
Increase (decrease) in accounts payable and accrued liabilities	(2,403)	(5,397)
Increase (decrease) in accrued interest	980	766
Cash Flows used in operating activities	(3,289)	(551)

Cash Flow from Investing Activities
Cash to Acquire Software	-	-
Cash received from Note Receivable	-	-
Cash Acquired from business combination	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Overdraft in bank	-	-
Proceeds from loan payable – related party	-	-
Repayment of loan payable	-	-
Proceeds from loan payable – Convertible Debenture	-	-
Proceeds from sale of common stock	-	-
Cash flows provided by financing activities	-	-

Effect of exchange rate changes on cash	(108)	(1,076)

Increase (decrease) in cash during the period	(3,397)	(1,627)

Cash, beginning of period	8,532	13,251

Cash, end of period	$ 5,135	$ 11,264

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$ -	$ -
Common stock issued for debt	$ -	$ -

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

August 31, 2014 and May 31, 2014

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2014.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2014, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of August 31, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $3,274,102, has negative working capital of $1,630,431 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
F-6

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2014.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2014.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the three months ended August 31, 2014, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $30,000 for management services rendered to the Company. As at August 31, 2014, Accounts payable – related party includes a total of $994,257 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of August 31, 2014 and May 31, 2014, the Company owed other shareholders $446,634 and 446,519. The terms of repayment are 30 days after demand is made by the shareholder.

Note 5 – Stockholders’ Deficit

Common Stock

No shares were issued during the period.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 - Subsequent events

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2014, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

General Overview

PreAxia and PreAxia Canada are companies which offer comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of Health Spending Accounts (“HSAs”) and generally as a payment service between health care providers and consumers. Put differently, PreAxia offers a health care payment model that incorporates certain attributes of both PayPal and virtual banking. There is a shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Today, however, the economy is in a slow growth phase (at best) and more likely one of worldwide contraction. No less an authority than the head of Toronto-Dominion Bank has warned that Canada has “hardly begun to appreciate the implications” of the long-term economic disruption. In a speech to the Annual Ivey Business Leader Award Dinner (2011), Mr. Clark suggested that all western economies are facing one of the biggest challenges in a generation due to a series of economic and demographic forces that include a slow-growth economy. He goes on to explain that “… in too many countries, promises have been made that cannot be kept. Promises around health care, pensions and support systems, which seemed affordable at the time.”

PreAxia now offers what we believe to be the proper medicine for this economy.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,180,000 to complete our business plan and pay our outstanding debts of approximately $1,630,000.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of August 31, 2014, PreAxia’s cash balance was $5,135 compared to $8,532 as at May 31, 2014.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,630,431 as of August 31, 2014 compared with a working capital deficit of $1,595,641 as of May 31, 2014.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $3,180,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at August 31, 2014 compared to May 31, 2014 is summarized as follows:

Working Capital

	August 31, 2014	May 31,2014

Current Assets	$5,135	$8,532
Current Liabilities	1,635,566	1,604,173
Working Capital (deficit)	$(1,630,431)	$(1,595,641)

The increase in our working capital deficit of $34,790 was primarily due to an increase in our accounts payable related party.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2014.

For the three month period ended August 31, 2014 and August 31, 2013

Our operating results for the three month period ended August 31, 2014 compared to the three month period ended August 31, 2013 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended August 31, 2014 was $42,263 compared to $69,677 for the three month period ended August 31, 2013. The decrease in loss of $27,414 for the three month period ending August 31, 2014 is due to an decrease in expenses of $21,378 for research and development, a decrease in the amount of $18,706 for professional fees, a decrease in the amount of $861 in office and administration fees and amortization of software of 8,513.

Research and Development

Research and Development expenses decreased by $18,706 in the three month period ended August 31, 2014 compared to the three month period ended August 31, 2013, as many of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the three month period ended August 31, 2014 or August 31, 2013.

Office and Administration

Office and administration expenses decreased by $861 for the period ended August 31, 2014 compared to August 31, 2013, due to a decrease in expenses.

Professional Fees

Professional fees decreased by $18,706 during the three months ended August 31, 2014 compared to August 31, 2013, as there was no requirement for accounting and legal fees.

Rent

There were no rent expenses during the three months ended August 31, 2014 or August 31, 2013 due to the closure of the Calgary main office.

Amortization of Software

Amortization commenced in August 2014 totaling 8,513.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of August 31, 2014 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2014: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012 or 2013. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2014, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,274,102 for the period from January 28, 2008 (date of inception) to August 31, 2014. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2014, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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
16

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

Our management evaluated our disclosure controls and procedures as of August 31, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2014 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of October 6, 2014, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the three months ended August 31, 2014.

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

Date: October 10, 2014

