Form 10-Q
period 2014-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2015-01-20
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

17,652,082 common shares outstanding as of January 12, 2015

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2014.

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

November 30, 2014 and May 31, 2014

(Stated in US Dollars)

	(Unaudited) November 30, 2014	(Audited) May 31, 2014

ASSETS

Current Assets
Cash	$ 4,408	$ 8,532

Total Current Assets	4,408	8,532

Other Assets

Intangible Software Costs	102,151	102,151
Amortization Software Costs	(17,025)
Total Other Assets	85,126	102,151

Total Assets	$ 89,534	$ 110,683

LIABILITIES

Current Liabilities
Bank Overdraft	$ -	$ -
Accounts Payable and Accrued Liabilities	180,794	183,717
Accounts Payable – Related Party (Note 4)	1,025,838	961,441
Loan Payable	440,607	446,520
Accrued Interest – Loans Payable	14,056	12,496

Total Current Liabilities	1,661,295	1,604,174

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value 75,000,000 common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at November 30, 2013 and May 31, 2013, respectively	17,652	17,652
Additional Paid-in Capital	1,705,628	1,705,628
Accumulated other Comprehensive Loss	20,325	14,138
Deficit Accumulated	(3,315,365)	(3,230,907)

Total Stockholders’ Deficit	(1,571,760)	(1,493,489)

Total Liabilities and Stockholders’ Deficit	$ 89,534	$ 110,683

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Six months ended
	November 30,		November 30,
	2014	2013	2014	2013

Expenses
Consulting fees	$30,000	$30,000	$60,000	$60,000
Professional fees	—	1,000	—	19,706
Office and administration	2,171	2,535	5,922	7,146
Research and development	—	1,263	—	22,641
Amortization Software	8,512	—	17,025	—
Wages and benefits	—	—	—	—
Rent	—	—	—	—
Total Operating Loss	40,683	34,798	82,947	109,493

Operating loss	(40,683)	(34,798)	(82,947)	(109,493)

Other Income (Expenses)
Other income	—	—	48	—
Interest income	—	—	—	—
Interest expense	(580)	(523)	(1,559)	(1,290)
Total Other Income (Expenses)	(580)	(523)	(1,511)	(1,290)

Net loss	$(41,263)	$(35,321)	$(84,458)	$(110,783)

Other comprehensive income:
Foreign Currency transaction	5,424	1,764	6,187	7,548
Foreign currency translation	871	299	—	166

Comprehensive loss for period	$(34,968)	$(33,258)	$(78,271)	$(103,069)

Basic and diluted loss per share	(.00)	(.00)	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	16,652,082	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

(Stated in U.S. Dollars)

	Common Stock				Accumulated
			Additional	Stock	Other
		Paid-in	Subscription	Comprehensive	Retained
	Shares	Amount	Capital	Receivable	Income	Earnings	Total

Balance, May 31, 2012	17,652,082	17,652	1,620,797	(170)	(1,545)	(2,823,497)	(1,186,763)
Common shares issued for cash	170,002	170	84,831				85,001
Stock Subscription Receivable	(170,002)	(170)		170	—	—	—
Foreign Currency Translation Adjustment	—	—	—		305		305
Net Loss for Period	—	—	—	—	—	(225,705)	(225,705)
Balance, May 31, 2013	17,652,082	$17,652	$1,705,628	—	$(1,240)	$(3,049,203)	$(1,327,163)
Net Loss for period						(181,704)	(181,704)
Foreign Currency Translation Adjustment					15,378		15,378
Balance, May 31, 2014	17,652,082	$17,652	$1,705,628		14,138	(3,230,907)	(1,493,489)
Net Loss for period					6,187	(84,458)	(78,271)
Balance, November 30, 2014	17,652,082	$17,652	$1,705,628	—	20,325	(3,315,365)	(1,571,760)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Six months ended
	November 30,
	2014	2013

Cash Flows from Operating Activities
Net loss	$(84,458)	$(103,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	17,025	—
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	—	—
Decrease (increase) in rent deposit	—	—
Increase (decrease) in accounts payable – related party	64,397	106,619
Increase (decrease) in accounts payable and accrued liabilities	(2,921)	(7,026)
Increase (decrease) in accrued interest	1,559	1,291
Cash Flows used in operating activities	(4,398)	(2,350)

Cash Flow from Investing Activities
Cash to Acquire Software	—	—
Cash received from Note Receivable	—	—
Cash Acquired from business combination	—	—
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Overdraft in bank	—	—
Proceeds from loan payable – related party	—	—
Repayment of loan payable	(5,913)	—
Proceeds from loan payable – Convertible Debenture	—	—
Proceeds from sale of common stock	—	—
Cash flows provided by financing activities	—	—

Effect of exchange rate changes on cash	6,187	(166)

Increase (decrease) in cash during the period	(4,124)	(2,516)

Cash, beginning of period	8,532	13,251

Cash, end of period	$4,408	$10,735

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$—	$—
Common stock issued for debt	$—	$—

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2014 and May 31, 2014

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2014, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2014, the Company had not yet achieved profitable operations, has accumulated losses of $3,309,180 has negative working capital of $1,656,888 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2014.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2014.

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

Note 3 – Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent updates will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to November 30, 2014 through the date these financial statements were issued.

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the six months ended November 30, 2014, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company. As at November 30, 2014, Accounts payable – related party includes a total of $1,025,838 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of November 30, 2014 and May 31, 2014, the Company had loans payable of $440,607 and 446,519. The terms of repayment are 30 days after demand is made by the loanholder.

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

Liquidity and Capital Resources

As of November 30, 2014, PreAxia’s cash balance was $4,408 compared to $8,532 as at May 31, 2014.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,656,887 as of November 30, 2014 compared with a working capital deficit of $1,595,641 as of May 31, 2014.

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

Our working capital (deficit) as at November 30, 2014 compared to May 31, 2014 is summarized as follows:

Working Capital

	November 30, 2014	May 31,2014

Current Assets	$4,408	$8,532
Current Liabilities	1,661,295	1,604,174
Working Capital (deficit)	$(1,656,887)	$(1,595,642)

The increase in our working capital deficit of $61,246 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended November 30, 2014 and November 30, 2013

Our operating results for the three month period ended November 30, 2014 compared to the three month period ended November 30, 2013 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended November 30, 2014 was $40,683 compared to $34,798 for the three month period ended November 30, 2013. The increase in loss of $5,885 for the three month period ending November 30, 2014 is due to an decrease in expenses of $1,263 for research and development, a decrease in the amount of $1,000 for professional fees, a decrease in the amount of $364 in office and administration fees and an increase in amortization of software of 8,512.

Research and Development

Research and Development expenses decreased by $1,263 in the three month period ended November 30, 2014 compared to the three month period ended November 30, 2013, as many of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the three month period ended November 30, 2014 or November 30, 2013.

Office and Administration

Office and administration expenses decreased by $365 for the period ended November 30, 2014 compared to November 30, 2013, due to a decrease in expenses.

Professional Fees

Professional fees decreased by $1,000 during the three months ended November 30, 2014 compared to November 30, 2013, as there was no requirement for accounting and legal fees.

Rent

There were no rent expenses during the three months ended November 30, 2014 or November 30, 2013 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software commenced in August 2014 and totaled $8,512 for the three months ended November 30, 2014.

For the six month period ended November 30, 2014 and November 30, 2013

Our operating results for the six month period ended November 30, 2014 compared to the six month period ended November 30, 2013 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six month period ended November 30, 2014 was $82,947 compared to $109,493 for the six month period ended November 30, 2013. The decrease in loss of $26,546 for the six month period ending November 30, 2014 is due to a decrease in expenses of $22,641 for research and development, a decrease in the amount of $19,706 for professional fees, a decrease in the amount of $1,224 in office and administration fees and an increase in amortization of software of 17,025.

Research and Development

Research and Development expenses decreased by $22,641 in the six month period ended November 30, 2014 compared to the six month period ended November 30, 2013, as many of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the six month period ended November 30, 2014 or November 30, 2013.

Office and Administration

Office and administration expenses decreased by $1,224 for the period ended November 30, 2014 compared to November 30, 2013, due to a decrease in expenses.

Professional Fees

Professional fees decreased by $19,706 during the six months ended November 30, 2014 compared to November 30, 2013, as there was no requirement for accounting and legal fees.

Rent

There were no rent expenses during the six months ended November 30, 2014 or November 30, 2013 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software commenced in August 2014 and totaled $17,025 for the six months ended November 30, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2014. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2014 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2014: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012 or 2013. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2014, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,309,180 for the period from January 28, 2008 (date of inception) to November 30, 2014. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2014, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Certain directors and officers of PreAxia may become associated with other reporting issuers or other corporations which may give rise to conflicts of interest. Directors who have a material interest or any person who is a party to a material contract or a proposed material contract with PreAxia is required, subject to certain exceptions, to disclose that interest and generally abstain from voting on any resolution to approve the contract. In addition, our directors are required to act honestly, and in good faith, with a view to the best interests of PreAxia, as the case may be. Certain of the directors may have, other employment, other business, or time restrictions placed on them and accordingly, these directors will only be able to devote part of their time to the affairs of PreAxia.

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

Our management evaluated our disclosure controls and procedures as of November 30, 2014 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2014 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of January 12, 2015, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the three months ended November 30, 2014.

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

Date: January 20, 2015

