Form 10-Q
period 2015-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2015-04-20
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

or

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

17,652,082 common shares outstanding as of April 17, 2015

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	4
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	6
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11
Item 4. Controls and Procedures	11
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	15
ITEM 1A. RISK FACTORS	12
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	14
ITEM 4. MINE SAFETY DISCLOSURES	14
ITEM 5. OTHER INFORMATION	14
ITEM 6. EXHIBITS	14
SIGNATURES	15

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2015.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2014.

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Stated in US Dollars)

5

CONSOLIDATED BALANCE SHEET

February 28, 2015 and May 31, 2014

(Stated in US Dollars)

		(Unaudited) February 28, 2015	(Audited) May 31, 2014

ASSETS

Current Assets
Cash		$ 2,980	$ 8,532

Total Current Assets		2,980	8,532

Other Assets

Intangible Software Costs		102,151	102,151
Amortization Software Costs		(25,538)
Total Other Assets		76,613	102,151

Total Assets		$ 79,593	$ 110,683

LIABILITIES

Current Liabilities
Bank Overdraft		$ -	$ -
Accounts Payable and Accrued Liabilities		177,916	183,717
Accounts Payable – Related Party (Note 4)		1,057,337	961,441
Loan Payable		418,758	446,519
Accrued Interest – Loans Payable		13,402	12,496

Total Current Liabilities		1,667,413	1,604,173

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000	common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively		17,652	17,652
Additional Paid-in Capital		1,705,628	1,705,628
Accumulated other Comprehensive Loss		44,284	14,138
Deficit Accumulated		(3,355,384)	(3,230,908)

Total Stockholders’ Deficit		(1,587,820)	(1,493,490)

Total Liabilities and Stockholders’ Deficit		$ 79,593	$ 110,683

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	February 28,		February 28,
	2015	2014	2015	2014

Expenses
Consulting fees	$ 30,000	$ 30,000	$ 90,000	$ 90,000
Professional fees	-	-	-	19,706
Office and administration	2,159	4,778	8,080	11,923
Research and development	-	-	-	22,641
Amortization Software	8,512	-	25,538	-
Wages and benefits	-	-	-	-
Rent	-	-	-	-
Total Operating Loss	40,671	34,778	123,618	144,270

Operating loss	(40,671)	(34,778)	(123,618)	(144,270)

Other Income (Expenses)
Other income	-	-	48	1
Interest income	-	-	-	-
Interest expense	654	(987)	(906)	(2,278)
Total Other Income (Expenses)	654	(987)	(858)	(2,277)

Net loss	$ (40,017)	$ (35,765)	$ (124,476)	$ (146,547)

Other comprehensive income:
Foreign Currency transaction	-	1,764	-	7,549
Foreign currency translation	23,959	299	30,146	166

Comprehensive loss for period	$ (16,058)	$ (33,702)	$ (94,330)	$ (138,832)

Basic and diluted loss per share	(.00)	(.00)	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	16,652,082	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Stated in U.S. Dollars)

					Accumulated
			Additional	Stock	Other
	Common Stock		Paid-in	Subscription	Comprehensive	Retained
	Shares	Amount	Capital	Receivable	Income	Earnings	Total

Balance, May 31, 2012	17,652,082	17,652	1,620,797	(170)	(1,545)	(2,823,497)	(1,186,765)
Common shares issued for cash	170,002	170	84,831				85,001
Stock Subscription Receivable	(170,002)	(170)		170	-	-	-
Foreign Currency Translation Adjustment	-	-	-		305		305
Net Loss for Period	-	-	-	-	-	(225,705)	(225,705)
Balance, May 31, 2013	17,652,082	$ 17,652	$ 1,705,628	-	$ (1,240)	$(3,049,203)	$(1,327,164)
Net Loss for period						(181,704)	(181,704)
Foreign Currency Translation Adjustment					15,378		15,378
Balance, May 31, 2014	17,652,082	$17,652	$1,705,628		14,138	(3,230,908)	(1,493,490)
Net Loss for period						(124,476)	(124,476)
Foreign Currency Translation Adjustment					30,146		30,146
Balance, February 28, 2015 (UNAUDITED)	17,652,082	$17,652	$1,705,628		44,284	(3,355,384)	(1,587,820)

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Nine months ended
	February 28,
	2015	2014

Cash Flows from Operating Activities
Net loss	$ (124,476)	$ (138,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	25,538	-
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	-
Decrease (increase) in rent deposit	-	-
Increase (decrease) in accounts payable – related party	95,896	141,651
Increase (decrease) in accounts payable and accrued liabilities	(3,475)	(5,913)
Increase (decrease) in accrued interest	906	2,279
Cash Flows used in operating activities	(5,611)	(982)

Cash Flow from Investing Activities
Cash to Acquire Software	-	-
Cash received from Note Receivable	-	-
Cash Acquired from business combination	-	-
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Overdraft in bank	-	-
Proceeds from loan payable – related party	-	-
Repayment of loan payable	(30,087)	-
Proceeds from loan payable – Convertible Debenture	-	-
Proceeds from sale of common stock	-	-
Cash flows provided by financing activities	(30,087)	-

Effect of exchange rate changes on cash	30,146	(885)

Increase (decrease) in cash during the period	(5,552)	(1,867)

Cash, beginning of period	8,532	13,251

Cash, end of period	$ 2,980	$ 11,384

Supplemental Disclosure:
Non-Cash Investing and Financing Transactions:
Common stock issued for acquisition of subsidiary	$ -	$ -
Common stock issued for debt	$ -	$ -

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 28, 2015 and May 31, 2014

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2015, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 28, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $3,355,384 has negative working capital of $1,664,433 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2015.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2015.

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

Note 3 – Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. No new standards or updates had any material effect on these financial statements. The accounting pronouncements and updates issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent updates will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to February 28, 2015 through the date these financial statements were issued.

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the nine months ended February 28, 2015, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company. As at February 28, 2015, Accounts payable – related party includes a total of $1,057,337 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of February 28, 2015 and May 31, 2014, the Company had loans payable to shareholders totalling $418,758 and 446,519. The terms of repayment are 30 days after demand is made by the loanholder.

Note 5 – Stockholders’ Deficit

Common Stock

No shares were issued during the period.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 - Subsequent events

Mr Jim Kenney has resigned from the Board of Directors effective February 2nd, 2015 citing his work schedule would no longer allow him to give the position the necessary time to contribute to the company. Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no other material subsequent events exist.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,217,000 to complete our business plan and pay our outstanding debts of approximately $1,667,000.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of February 28, 2015, PreAxia’s cash balance was $2,980 compared to $8,532 as at May 31, 2014.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,664,433 as of February 28, 2015 compared with a working capital deficit of $1,595,641 as of May 31, 2014.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $3,217,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at February 28, 2015 compared to May 31, 2014 is summarized as follows:

Working Capital

	February 28, 2015	May 31, 2014

Current Assets	$2,980	$8,532
Current Liabilities	1,667,413	1,604,173
Working Capital (deficit)	$(1,664,433)	$(1,595,641)

The increase in our working capital deficit of $68,792 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended February 28, 2015 and February 28, 2014

Our operating results for the three month period ended February 28, 2015 compared to the three month period ended February 28, 2014 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended February 28, 2015 was $40,671 compared to $34,778 for the three month period ended February 28, 2014. The increase in loss of $5,893 for the three month period ending February 28, 2015 is due to a decrease in the amount of $2,619 in office and administration fees and an increase in amortization of software of 8,512.

Research and Development

There were no Research and Development expenses during the three month period ended February 28, 2015 or February 28, 2014.

Wages and Benefits

There were no wages and benefits during the three month period ended February 28, 2015 or February 28, 2014.

Office and Administration

Office and administration expenses decreased by $2,619 for the period ended February 28, 2015 compared to February 28, 2014, due to a decrease in expenses.

Professional Fees

There were no Professional fees during the three month period ended February 28, 2015 or February 28, 2015.

Rent

There were no rent expenses during the three months ended February 28, 2015 or February 28, 2014 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software commenced in August 2014 and totaled $8,512 for the three months ended February 28, 2015.

For the nine month period ended February 28, 2015 and February 28, 2014

Our operating results for the nine month period ended February 28, 2015 compared to the nine month period ended February 28, 2014 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine month period ended February 28, 2015 was $123,618 compared to $144,270 for the nine month period ended February 28, 2014. The decrease in loss of $20,652 for the nine month period ending February 28, 2015 is due to a decrease in expenses of $22,641 for research and development, a decrease in the amount of $19,706 for professional fees, a decrease in the amount of $3,843 in office and administration fees and an increase in amortization of software of 25,538.

Research and Development

Research and Development expenses decreased by $22,641 in the nine month period ended February 28, 2015 compared to the nine month period ended February 28, 2014, as many of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the nine month period ended February 28, 2015 or February 28, 2014.

Office and Administration

Office and administration expenses decreased by $3,843 for the period ended February 28, 2015 compared to February 28, 2014, due to a decrease in expenses.

Professional Fees

Professional fees decreased by $19,706 during the nine months ended February 28, 2015 compared to February 28, 2014, as there was no requirement for accounting and legal fees.

Rent

There were no rent expenses during the nine months ended February 28, 2015 or February 28, 2014 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software commenced in August 2014 and totaled $25,538 for the nine months ended February 28, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of April 17, 2015, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the nine months ended February 28, 2015.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

None

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

Date: April 20, 2015

