Form 10-K
period 2015-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2015-09-01
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

3212 14th Ave S.W., Calgary, AB, T3C 0X3
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
Yes [   ]     No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,241,035 on November 30, 2014.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

17,652,082 shares of common stock as of August 27, 2015

2

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

TABLE OF CONTENTS

M
TABLE OF CONTENTS

PART I
FORWARD-LOOKING STATEMENTS	5
ITEM 1. BUSINESS	5
ITEM 1A. RISK FACTORS	9
ITEM 1B. UNRESOLVED STAFF COMMENTS	15
ITEM 2. PROPERTIES	15
ITEM 3. LEGAL PROCEEDINGS	15
ITEM 4. MINE SAFETY DISCLOSURES	16
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS	16
AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA	18
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS	18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	24
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA	25
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND	26
FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES	26
ITEM 9B. OTHER INFORMATION	27
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	27
ITEM 11. EXECUTIVE COMPENSATION	33
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND	34
RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR	35
INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	14
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	37
SIGNATURES	38

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

As used in this annual report, the terms “we”, “us” “our” the “Corporation” and “PreAxia” mean PreAxia Health Care Payment Systems Inc. and our wholly- owned subsidiary, PreAxia Health Care Payment System Inc. (formerly H Pay Card Inc.), unless the context clearly requires otherwise. Unless otherwise stated, “$” refers to United States dollars.

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

Description of Health Spending Account (“HSA”)

An HSA can operate like a bank account; plan members start each plan year with a certain number of dollar credits in their HSA; throughout the year, those credits may be used to pay for certain medical, vision and dental expenses. The credits can be used to top up existing group coverage by covering residual amounts on prescription drugs, eyeglasses and hearing aids or to pay for medical, vision and dental expenses that otherwise may not be covered under the group benefit plan. Traditional health plan users pay premiums into a plan but do not see a return on money unless there is an issue with their health. In addition, most plans are established so that monies deposited into a plan by an employee are non-transferable upon the employee’s change of employment.

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

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are key to advance our company’s goals in 2015 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

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

Research and Development

For the years ended May 31, 2015, and 2014, we expended $0 and $39,666 on research and development.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2015/16 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

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

Our disclosure controls and procedures and internal control over financial reporting are not effective, which may cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management evaluated our disclosure controls and procedures as of May 31, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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
13

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Although much of the research and development and the building of our system have been completed, our Calgary office closed during the year and we presently operate out of remote employment sites.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2015 and 2014.

Quarter Ended	High	Low
05/31/2015	$0.00	$0.00
02/28/2015	$0.00	$0.00
11/30/2014	$0.00	$0.00
08/31/2014	$0.00	$0.00
05/31/2013	$0.00	$0.00
02/28/2013	$0.00	$0.00
11/30/2012	$0.00	$0.00
08/31/2012	$0.00	$0.00

Holders of Our Common Stock

As of August 27, 2015, there were 71 holders of record of our common stock and 17,652,082 shares of common stock outstanding.

There is currently only one class of common stock with one vote per share.

Global Operations Centre of 4045 South Spencer Street, Suite 403, Las Vegas, Nevada 89119, is the registrar and transfer agent for our common shares.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2015.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2015.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2015 or 2014.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of developing and marketing of health care processing products and services. We do not expect to generate any revenues during the year. Therefore, we will be required to raise a total of $2,850,000 to complete our business plan and pay our existing outstanding debts of approximately $1,735,000. Our working capital requirements for both our company and PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	$450,000
Marketing and Education	$450,000
Professional Services	$350,000
Total	$1,550,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $300,000 on general and administration costs in the next twelve months, which will include office rent, office supplies, transfer agents, filing fees, bank service charges, salary for our administrator, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.	Research and Development We anticipate that we may spend approximately $450,000 in the next twelve months in the maintenance of our development and additional acquisition of software for our processing services and products.

3.	Marketing and Education We anticipate spending approximately $450,000 on the costs of staff and personnel marketing and promoting our company, our products and services, and educating the public to attract new accounts, including staff and personnel.

4.	Professional Services We anticipate that we may spend up to $350,000 in cash and/or stock based compensation over the next twelve months for professional services, consulting fees, accounting, auditing and legal fees.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

As of May 31, 2015, we had a cash balance of $3,062 compared to $8,532, as at May 31, 2014. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,732,715 as of May 31, 2015 compared with a working capital deficit of $1,595,641 as of May 31, 2014.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the development stage with PreAxia Canada. We project that we will require an estimated additional $3,282,715 over the next twelve month period to fund our operating cash shortfall calculated as $1,732,715 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2015. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2015 and May 31, 2014 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2015	May 31, 2014
Current Assets	$3,062	$8,532
Current Liabilities	$1,735,777	$1,604,173
Working Capital (deficit)	$(1,732,715)	$(1,595,641)

The increase in our working deficit of $137,074 was primarily due to increase in accounts payable in loans payable.

Cash Flows

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014
Net cash used in Operating Activities	$(6,762)	$(31,176)
Net cash provided by Investing Activities	$—	$—
Net cash used in Financing Activities	$—	$11,079
Effect of exchange rate on cash	$1,292	$15,378
Change in Cash and Cash Equivalents During the Period	$(5,470)	$(4,719)
20

Cash Used in Operating Activities

During the year ended May 31, 2015, we used net cash in operating activities in the amount of $6,762 mainly due to increase in services.

Cash Provided by Investing Activities

During the year ended May 31, 2015, cash was not used in investing activities.

Cash from Financing Activities

During the year ended May 31, 2015, cash was not used from financing activities.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2015, which are included herein. Our operating results for the year ended May 31, 2015 and May 31, 2014 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2015 and May 31, 2014 were as follows:

	Year Ended	Year Ended
	May 31, 2015	May 31, 2014	%
Consulting Fees	$132,517	$125,500	5.6%
Professional Fees	13,500	28,706	(53)%
Office and Administration	12,082	15,419	(21.6)%
Research and Development	—	39,666
Wages and Benefits	—	—
Rent	—	—
Amortization	34,050	—
	$192,149	$209,291

Operating expenses for the 12 months ended May 31, 2015 were $192,149 which is a decrease of $17,142 compared to the year ended May 31, 2014. The decrease was due to an increase in consulting fees of $7,017 a decrease in professional fees of $15,206, decrease in office and administration of $3,337, decrease in research and development of $39,666 and amortization of $34,050.

Consulting Fees

Consulting fees increased by $7,017 in the year ended May 31, 2015 compared to the year ended May 31, 2014, due to an increase in work related to financial reporting.

Professional Fees

Professional fees decreased by $15,206 in the year ended May 31, 2015 compared to the year ended May 31, 2014, due to a decrease in accounting fees, legal fees, and audit fees.

Office and Administration

Our office and administration expenses decreased by $3,337 in the year ended May 31, 2015 compared to the year ended May 31, 2014, due to a decrease in travel expenses and general and administration expenses.

Research and development

Research and Development expenses decreased by $39,666 for the year ended May 31, 2015 compared to the year ended May 31, 2014, as a result of the completion of most software license requirements and other required program updates.

Wages and benefits

There were no wages and benefits for the year ended May 31, 2015 or the year ended May 31, 2014.

Rent

There were no rent expenses for the year ended May 31, 2015 or for the year ended May 31, 2014, as a result of the Calgary office closing.

We have historically incurred losses and have incurred a loss of $3,430,028 from inception to May 31, 2015. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. Intangible software costs are amortized over a three year period starting in June 2014.

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. No new standards or updates had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-1

Audited Consolidated Statements of Operations and Comprehensive Loss	F-2

Audited Consolidated Statements of Stockholders’ Deficit	F-3

Audited Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5 to F-11

Reports of Independent Public Accounting Firm	F-12 to F-13

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

May 31, 2015 and May 31, 2014

(Stated in US Dollars)

		May 31, 2015	May 31, 2014

ASSETS

Current Assets
Cash		$3,062	$8,532
Total Current Assets		3,062	8,532

Other Assets
Intangible Software Costs		68,101	102,151
Total Other Assets		68,101	102,151

Total Assets		$71,163	$110,683

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 213,576	$ 183,717
Accounts Payable and Accrued Liabilities – Related Party		1,088,044	961,441
Loan Payable		419,815	446,519
Accrued Interest – Loans Payable		14,342	12,496

Total Current Liabilities		1,735,777	1,604,173

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000	Common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at May 31, 2015 and May 31, 2014, respectively		17,652	17,652
Additional Paid-in Capital		1,705,628	1,705,628
Accumulated other Comprehensive Income/(Loss)		42,134	14,138
Retained Deficit		(3,430,028)	(3,230,908)

Total Stockholders’ Deficit		(1,664,614)	(1,493,490)

Total Liabilities and Stockholders’ Deficit		$71,163	$110,683

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	For the year ended
	May 31
	2015	2014

Operating Expenses
Consulting fees	$ 132,517	$ 125,500
Professional fees	13,500	28,706
Office and administration	12,082	15,419
Research and development	-	39,666
Wages and benefits	-	-
Rent	-	-
Amortization expense	34,050	-
Total Operating Expenses	192,149	209,291

Operating loss	(192,149)	(209,291)

Other Income (Expenses)
Commission income	48	-
Interest income	-	1
Interest expense	(7,019)	(3,504)
Gain on settlement	-	31,090

Total Other Income (Expenses)	(6,971)	27,587

Net loss	$ (199,120)	$ (181,704)
Other comprehensive income:
Foreign currency translation	27,996	15,378

Comprehensive loss for the period	$ (171,124)	$ (166,326)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	17,652,082

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Stated in U.S. Dollars)

	Common Stock			Accumulated
			Additional	Other
			Paid-in	Comprehensive	Retained Deficit
	Shares	Amount	Capital	Income		Total

Balance, May 31, 2013	17,652,082	$ 17,652	$1,705,628	$ (1,240)	(3,049,204)	$(1,327,164)

Net Loss for Period					(181,704)	(181,704)
Foreign currency translation				15,378		15,378
Balance, May 31, 2014	17,652,082	$ 17,652	$1,705,628	14,138	$(3,230,908)	$(1,493,490)

Net Loss for Period					(199,120)	(199,120)
Foreign currency translation				27,996		27,996
Balance, May 31, 2015	17,652,082	$17,652	$1,705,628	$42,134	$(3,430,028)	$(1,664,614)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year ended
	May 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$ (199,120)	$ (181,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement	-	31,090
Amortization	34,050	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	126,603	-
Increase (decrease) in accounts payable and accrued liabilities	29,859	119,438
Increase (decrease) in accrued interest	1,846	-
Cash Flows used in operating activities	(6,762)	(31,176)

Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Overdraft in bank	-	-
Proceeds from loan payable – related party	-	25,000
Repayment of loan payable	-	(13,921)
Cash flows provided by financing activities	-	11,079

Effect of exchange rate changes on cash	1,292	15,378

Increase (decrease) in cash during the period	(5,470)	(4,719)

Cash, beginning of period	8,532	13,251

Cash, end of period	$ 3,062	$ 8,532

Supplemental Disclosure:

Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 and 2014

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

As a result, the consolidated results of operations presented at May 31, 2015 and 2014 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $3,430,028 since inception, has negative working capital of $1,732,715 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2015 and 2014

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

Intangible Software Costs

Intangible software costs are amortized over a three year period starting June 2014. Amortization for the year ended May 31, 2015 and 2014 was $34,050 and $0, respectively.

Impairment of Long-lived Assets

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 and 2014

Note 1 – Summary of significant accounting policies (Continued)

FINANCIAL INSTRUMENTS

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. Related party balances are not recorded at fair value because they are by nature not arm’s length transactions subject to normal market rates.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. Related party balances are not recorded at fair value because they are by nature not arm’s length transactions subject to normal market rates.

New Accounting Standards

Recent Accounting Pronouncements

The Company reviews new accounting standards as issued or updated. No new standards or updates had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 and 2014

Note 1 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2015.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of ($3,430,028) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2015, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2014 to May 31, 2015. As at May 31, 2015, Accounts payable – related party includes a total of $1,088,044 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of May 31, 2015, the Company owed loan holders $419,815. The terms of repayment are 30 days after demand is made by the loan holder.

Included in the amount above, the Company had a loan payable to a shareholder of the Company in the amount of $56,287. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. As of May 31, 2015 the Company had accrued interest on the related party loan in the amount of $14,342.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 and 2014

Note 3 – Income Taxes

As at May 31, 2015, the Company is in arrears on filing its statutory income tax returns. The Company has incurred substantial net operating losses for financial statement purposes in excess of $3,000,000 since January 28, 2008 (Date of Inception) or net losses for tax purposes of $2,850,000.

It is management’s intention to hire a tax professional to file these tax returns on its behalf.

The company’s deferred tax assets and liabilities consist primarily of the following:

	2015	2014

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(1,179,840)	$(1,116,440)
Net operating losses	(192,149)	(63,400)
	(1,371,989)	(1,179,840)

Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(29,260)
Net operating losses	-	(2,500)
	(31,760)	(31,760)

Total	(1,403,749)	(1,211,600)
Less: valuation allowance	1,403,749	1,211,600
	$-	$-

During the years ended May 31, 2015 and 2014, the change in valuation allowance was $ 192,149 and $65,900, respectively.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015 and 2014

Note 4 – Common Stock

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

Note 6 - Subsequent events

The Company has evaluated all subsequent events through the date these financial statements were issued and no subsequent events occurred that required disclosure.

2348 Sunset Point Rd.

Suite B

Clearwater, FL 33759

Telephone: 727.444.0931

 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

PreAxia Healthcare Payment Systems, Inc.

We have audited the accompanying balance sheet of PreAxia Healthcare Payment Systems, Inc. as of May 31, 2014 and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PreAxia Healthcare Payment Systems, Inc. as of May 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

August 31, 2014

AICPA Member

Heaton & Company, PLLC

240 North East Promontory, Suite 200

Farmington, Utah 84025

Kristofer Heaton, CPA William R. Denney, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Preaxia Health Care Payment Systems, Inc.

We have audited the accompanying consolidated balance sheet of Preaxia Health Care Payment Systems, Inc., (the Company) as of May 31, 2015, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preaxia Health Care Payment Systems, Inc. as of May 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Salt Lake City, Utah

August 31, 2015

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2015, the Company engaged Heaton & Company, PLLC to act as the Company’s independent registered public accountant.

The engagement of Heaton & Company, and the dismissal of the prior accountants was done by the Chief Executive Officer and member of the Board of the Company, with the knowledge and approval of the other members of the Board of Directors.  The Company has an audit committee charged with oversight of financial matters.

Since their engagement and to the date of their dismissal, there have not been, nor are there now, any disagreements between the Company and DKM Certified Public Accountants with respect to any matter of accounting principles, practices, financial statement disclosure, auditing scope or procedure for the reporting and filing completed prior to this date, nor have there been any “reportable events” as defined by Regulation S-K section 304(a)(1)(v) during that same period, other than the reports were modified to contain a going concern opinion.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2015, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2015. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2015, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013, 2014 and 2015.

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

ITEM 9B. OTHER INFORMATION

Mr Jim Kenney has resigned from the Board of Directors effective February 2, 2015 citing his work schedule would no longer allow him to give the position the necessary time to contribute to the company.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	59	Director since January 9, 2007 Officer since January 25, 2008

Significant Employees

There are no family relationships between or among our directors or executive officers.

Business Experience

Tom Zapatinas, President, Secretary, Chief Executive Officer, Chief Financial Officer and a director

Tom Zapatinas has been a director of our Company since January 9, 2007 and the president, secretary, chief executive officer and chief financial officer of our company since January 25, 2008. Mr. Zapatinas has been a self- employed business consultant since August, 1997. In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada. Mr. Zapatinas resigned from Prolific in May 29, 2001, to go back to his consulting practice. He brings experience in financing, corporate development and mergers and acquisitions.

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

Audit Committee

The Corporation is a “venture issuer” as defined in National Instrument 52-110 and is relying on the exemption contained in Section 6.1 of National Instrument 52-110, which exempts the Corporation from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

The Audit Committee’s Charter

Mandate

The primary function of the audit committee (the "Committee") is to assist the Board of Directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by the Corporation to regulatory authorities and shareholders, the Corporation’s systems of internal controls regarding finance and accounting and the Corporation’s auditing, accounting and financial reporting processes. Consistent with this function, the Committee will encourage continuous improvement of, and should foster adherence to, the Corporation’s policies, procedures and practices at all levels. The Committee’s primary duties and responsibilities are to:

•	Serve as an independent and objective party to monitor the Corporation’s financial reporting and internal control system and review the Corporation’s financial statements.

•	Review and appraise the performance of the Corporation’s external auditors.

•	Provide an open avenue of communication among the Corporation’s auditors, financial and senior management and the Board of Directors.

Composition

The Committee shall be comprised of two directors as determined by the Board of Directors, whom shall be free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of his or her independent judgment as a member of the Committee.

The members of the Committee shall be elected by the Board of Directors at its first meeting following the annual shareholders’ meeting. Unless a Chair is elected by the full Board of Directors, the members of the Committee may designate a Chair by a majority vote of the full Committee membership.

Meetings

The Committee shall meet annually, or more frequently as circumstances dictate. As part of its job to foster open communication, the Committee will meet at least annually with the Chief Financial Officer and the external auditors.

Responsibilities and Duties

To fulfill its responsibilities and duties, the Committee shall:

Documents/Reports Review

(a) Review and update this Charter annually.

(b)	Review the Corporation’s financial statements, MD & A and any reports or other financial information (including quarterly financial statements), which are submitted to any governmental body, or to the public, including any certification, report, opinion, or review rendered by the external auditors.

External Auditors

(a)	Review annually, the performance of the external auditors who shall be ultimately accountable to the Board of Directors and the Committee as representatives of the shareholders of the Corporation.

(b)	Obtain annually, a formal written statement of the external auditors setting forth all relationships between the external auditors and the Corporation, consistent with PCAOB Rule 3526.

(c)	Review and discuss with the external auditors any disclosed relationships or services that may impact the objectivity and independence of the external auditors.

(d)	Take, or recommend that the full Board of Directors take, appropriate action to oversee the independence of the external auditors.

(e)	Recommend to the Board of Directors the selection and, where applicable, the replacement of the external auditors nominated annually for shareholder approval.

(f)	At each meeting, consult with the external auditors, without the presence of management, about the quality of the Corporation’s accounting principles, internal controls and the completeness and accuracy of the Corporation’s financial statements.

(g)	Review with management and the external auditors the audit plan for the year-end financial statements and intended template for such statements.

(h)	Review and pre-approve all audit and audit related services and the fees and other compensation related thereto, and any non-audit services, provided by the Corporation’s external auditors. The pre-approval requirement is waived with respect to the provision of non-audit services if:

(i)	the aggregate amount of all such non-audit services provided to the Corporation constitutes not more than five percent of the total amount of revenues paid by the Corporation to its external auditors during the fiscal year in which the non-audit services are provided;
(ii)	such services were not recognized by the Corporation at the time of the engagement to be non-audit services; and
(iii)	such services are promptly brought to the attention of the Committee by the Corporation and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the Board of Directors to whom authority to grant such approvals have been delegated by the Committee.

Provided the pre-approval of the non-audit services is presented to the Committee's first scheduled meeting following such approval such authority may be delegated by the Committee to one or more independent members of the Committee.

Financial Reporting Processes

(a)	In consultation with the external auditors, review with management the integrity of the Corporation’s financial reporting process, both internal and external.

(b)	Consider the external auditors’ judgments about the quality and appropriateness of the Corporation’s accounting principles as applied in its financial reporting.

(c)	Consider and approve, if appropriate, changes to the Corporation’s auditing and accounting principles and practices as suggested by the external auditors and management.

(d)	Review significant judgments made by management in the preparation of financial statements and the view of the external auditors as to the appropriateness of such judgments.

(e)	Following completion of the annual audit, review separately with management and the external auditors any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.

(f)	Review any significant disagreement among management and the external auditors in connection with the preparation of the financial statements.

(g)	Review with the external auditors and management the extent to which changes and improvements in financial or accounting practices have been implemented.

(h)	Review any complaints or concerns about questionable accounting, internal accounting controls or auditing matters.

(i)	Review certification process.

Other

Review any related-party transactions.

Members of the Audit Committee

Member	Independence	Financially Literate
Tom Zapatinas	Not Independent	Not Financially literate

CORPORATE GOVERNANCE

Corporate Governance relates to the activities of the Board of Directors. National Policy 58-201 establishes corporate governance guidelines which apply to all public companies. The Corporation has reviewed its own corporate governance practices in light of these guidelines. In certain cases, the Corporation’s practices comply with the guidelines, however, the Board considers that some of the guidelines are not suitable for the Corporation at its current stage of development and therefore these guidelines have not been adopted. National Policy 58-201 mandates disclosure of corporate governance practices which disclosure is set out below. The Board is committed to sound corporate governance practices in the interest of its shareholders and contribute to effective and efficient decision making. The Corporation will continue to review and implement corporate governance guidelines as the business of the Corporation progresses.

Independence of Members of Board

The Corporation’s Board consists of one director, Tom Zapatinas who is not independent as he is the Chief Executive Officer of the Corporation.

Management Supervision by Board

The size of the Corporation is such that all of the Corporation’s operations are conducted by a small management team which is also represented on the Board. The Board considers that management is effectively supervised by the independent director on an informal basis as the independent director is actively and regularly involved in reviewing the operations of the Corporation and has regular and full access to management.

Other Directorships

Tom Zapatinas is not a director of any other reporting issuers.

Orientation and Continuing Education

The Board does not have a formal orientation or education program for its members. New Board members are provided with information respecting the functioning of the Board of Directors, audit committee, access to all of the publicly filed documents of the Corporation and complete access to management and the Corporation’s professional advisors.

Board members are encouraged to communicate with management and the auditors, to keep themselves current with industry trends and developments and changes in legislation with the Corporation’s assistance, to attend industry seminars and to visit the Corporation’s operations. Board members have full access to the Corporation’s records and legal counsel.

Ethical Business Conduct

The Board believes good corporate governance in an integral component to the success of the Corporation and to meet responsibilities to shareholders.

At present the Board has not adopted guidelines or stipulations or a code to encourage and promote a culture of ethical business conduct due to the size of its Board and its limited activities. The Corporation does promote ethical business conduct through the nomination of Board members it considers ethical.

Nomination of Directors

The Board has responsibility for identifying and assessing potential Board candidates. Recruitment of new directors has generally resulted from recommendations made by directors, management and shareholders. The Board assesses potential Board candidates to fill perceived needs on the Board for required skills, expertise, independence and other factors.

Compensation of Directors and the CEO

The directors decide as a Board the compensation for the Corporation’s directors and officers. Compensation payable is determined by considering compensation paid for directors and CEOs of companies of similar size and stage of development in the health care payment industry and determining appropriate compensation reflecting the need to provide incentive and compensation for the time and effort expended by the directors and senior management while taking into account the financial and other resources of the Corporation. In setting the compensation, the performance of the CEO is reviewed in light of the Corporation’s objectives and other factors that may have impacted the success of the Corporation.

Board Committees

The Corporation has an Audit Committee (see section entitled “Audit Committee”)

The Board is of the view that the size of the Corporation’s operations does not warrant additional committees at this stage of the Corporation’s development.

Assessments

The Board does not consider that formal assessments would be useful at this stage of the Corporation’s development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2015 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2015 and May 31, 2014 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2015 2014	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

Employment Agreements

There are currently no employment agreements in effect.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2015.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2015.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2015. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 27, 2015, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 27, 2015, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Spyros Tsoukalis	825,000	Direct	4.7%
	Grammatikou Mesologiou
	Aitoloakarnanias
	Greece T.K. 30015
Common Stock	Elias Tsoukalis	813,033	Direct	4.61%
	Grammatikou Mesologiou
	Aitoloakarnanias
	Greece T.K. 30015

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Tom Zapatinas	9,000,000	Direct	50.99%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	All officers and directors as a group (2 persons)	9,000,000		50.99%

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

2 Based upon 17,652,082 issued and outstanding shares of common stock as of August 27, 2015

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2015, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2015 and the year ended May 31, 2014, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2014 to May 31, 2015 and $120,000 for management services rendered for the period June 1, 2013 to May 31, 2014. As at May 31, 2015, accounts payable – related party includes a total of $1,088,043 due and payable to Mr. Zapatinas.

2.	During the year ended May 31, 2012 and the year ended May 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO at that time, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered and $61,759 for accounting services during the year ended May 31, 2011. As at May 31, 2015, accounts payable includes a total of $84,895 due and payable to Mr. Lizée.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by DKM Certified Public Accountants and Patrick Rogers, CPA PA for the completed fiscal periods ended May 31, 2015 and May 31, 2014 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2015	Year Ended May 31, 2014
Audit Fees and Audit Related Fees	$13,500	$24,706
Tax Fees	-	-
All Other Fees	-	-
Total	$13,500	$24,706

In the above tables, “audit fees” are fees billed by our company’s external auditor for services provided in auditing our company’s annual financial statements for the subject year. “Audit-related fees” are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit and review of our company’s financial statements. “Tax fees” are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. “All other fees” are fees billed by the auditor for products and services not included in the foregoing categories.

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
Dated:      August 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated:      August 31, 2015

