Form 10-Q
period 2015-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2015-10-15
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

17,652,082 common shares outstanding as of October 10, 2015

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2016.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2015.

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

August 31, 2015 and May 31, 2015

(Stated in US Dollars)

		(Unaudited) August 31, 2015	May 31, 2015

ASSETS

Current Assets
Cash		$ 2,476	$ 3,062

Total Current Assets		2,476	3,062

Other Assets
Intangible Software Costs		102,151	102,151
Amortization of Software Costs		(42,563)	(34,050)
Total Other Assets		59,588	68,101

Total Assets		$ 62,064	$ 71,163

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities		$ 213,576	$ 213,576
Accounts Payable – Related Party (Note 3)		1,118,124	1,088,044
Loans Payable		408,918	419,815
Accrued Interest – Loans Payable		15,204	14,342

Total Current Liabilities		1,755,822	1,735,777

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000	common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at August 31, 2015 and May 31, 2015, respectively		17,652	17,652
Additional Paid-in Capital		1,705,628	1,705,628
Accumulated other Comprehensive Loss		53,031	42,134
Deficit Accumulated		(3,470,069)	(3,430,028)

Total Stockholders’ Deficit		(1,693,758)	(1,664,614)

Total Liabilities and Stockholders’ Deficit		$ 62,064	$ 71,163

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended
	August 31,
	2015	2014

Operating Expenses
Consulting fees	$ 30,000	$ 30,000
Office and administration	666	3,750
Amortization Software	8,513	8,513
Rent	-	-
Total Operating Expenses	39,179	42,263

Operating loss	(39,179)	(42,263)

Other Income (Expenses)
Other income	-	48
Interest expense	(862)	(980)
Total Other Income (Expenses)	(862)	(932)

Net loss	$ (40,041)	$ (43,195)

Other comprehensive income:
Foreign currency transaction income (expense)	-	763
Foreign currency translation	10,897	(871)

Comprehensive loss for the period	$ (29,144)	$ (43,303)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	17,652,082	16,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended
	August 31,
	2015	2014

Cash Flows from Operating Activities
Net loss	$ (40,041)	$ (43,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	8,513	8,513
Changes in operating assets and liabilities:
Decrease (increase) in trade receivables	-	-
Decrease (increase) in rent deposit	-	-
Increase (decrease) in accounts payable – related party	30,080	32,816
Increase (decrease) in accounts payable and accrued liabilities	-	(2,403)
Increase (decrease) in accrued interest	862	980
Cash Flows used in operating activities	(586)	(3,289)

Cash Flow from Investing Activities
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Cash flows provided by financing activities	-	-

Effect of exchange rate changes on cash	-	(108)

Increase (decrease) in cash during the period	(586)	(3,397)

Cash, beginning of period	3,062	8,532

Cash, end of period	$ 2,476	$ 5,135

Supplemental Disclosure:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

August 31, 2015 and May 31, 2015

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2015.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2015, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of August 31, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $3,470,069, has negative working capital of $1,753,346 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2015.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years starting June 2014.

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

The Company determined that there were no impairments of long-lived assets as of August 31, 2015.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertain income tax positions.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Note 3 – Related Party Transactions

Accounts Payable to Related Parties

During the three months ended August 31, 2015, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $30,000 for management services rendered to the Company. As of August 31, 2015, Accounts payable – related party includes a total of $1,118,124 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of August 31, 2015 and May 31, 2015, the Company owed other shareholders $408,918 and $419,815, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

Note 4 – Stockholders’ Deficit

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

No shares were issued during the period.

Note 5 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6 - Subsequent events

The Company has evaluated subsequent events through the date these financial statements were issued pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events occurred that require disclosure.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2015, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

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
9

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,305,000 to complete our business plan and pay our outstanding debts of approximately $1,755,000.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of August 31, 2015, PreAxia’s cash balance was $2,476 compared to $3,062 as at May 31, 2015.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,753,346 as of August 31, 2015 compared with a working capital deficit of $1,732,715 as of May 31, 2015.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $3,315,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at August 31, 2015 compared to May 31, 2015 is summarized as follows:

Working Capital

	August 31, 2015	May 31,2015

Current Assets	$2,476	$3,062
Current Liabilities	1,755,822	1,735,777
Working Capital (deficit)	$(1,753,346)	$(1,732,715)
11

The increase in our working capital deficit of $20,631 was primarily due to an increase in our accounts payable - related party.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2015.

For the three month period ended August 31, 2015 and August 31, 2014

Our operating results for the three month period ended August 31, 2015 compared to the three month period ended August 31, 2014 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended August 31, 2015 was $39,179 compared to $42,263 for the three month period ended August 31, 2014. The decrease in loss of $3,084 for the three month period ending August 31, 2015 is due to a decrease in expenses in the amount of $3,084 in office and administration fees.

Research and Development

There were no research and development expenses during the three month period ended August 31, 2015 or August 31, 2014, as many of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the three month period ended August 31, 2015 or August 31, 2014.

Office and Administration

Office and administration expenses decreased by $3,084 for the period ended August 31, 2015 compared to August 31, 2014, due to a decrease in expenses.

Professional Fees

There were no professional fees during the three month period ended August 31, 2015 or August 31, 2014, as there was no requirement for accounting and legal fees.

Rent

There were no rent expenses during the three months ended August 31, 2015 or August 31, 2014 due to the closure of the Calgary main office.

Amortization of Software

Amortization expenses for the period August 31, 2015 were $8,513, similar to the expenses for the period ended August 31, 2014.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years starting June 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of August 31, 2015 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2015: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013 or 2014. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2015, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,470,069 for the period from January 28, 2008 (date of inception) to August 31, 2015. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of August 31, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of October 10, 2015, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the three months ended August 31, 2015.

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

Date: October 14, 2015

