Form 10-Q
period 2015-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2016-01-13
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

17,652,082 common shares outstanding as of January 10, 2016

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2016.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2015.

Page
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of November 30, 2015 (Unaudited) and May 31, 2015	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the six months ended November 30, 2015 and 2014	F-2

Unaudited Consolidated Statements of Cash Flows for the six months ended November 30, 2015 and 2014	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

November 30, 2015 and May 31, 2015

(Stated in US Dollars)

	(Unaudited) November 30, 2015	May 31, 2015

ASSETS

Current Assets
Cash	$2,656	$3,062

Total Current Assets	2,656	3,062

Other Assets

Intangible Software Costs	102,151	102,151
Amortization Software Costs	(51,075)	(34,050)
Total Other Assets	51,076	68,101

Total Assets	$53,732	$71,163

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	213,070	213,576
Accounts Payable – Related Party (Note 4)	1,157,825	1,088,044
Loan Payable	407,120	419,815
Accrued Interest – Loans Payable	16,057	14,342

Total Current Liabilities	1,794,072	1,735,777

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value 75,000,000 common shares authorized 17,652,082 and 17,652,082 common shares issued and outstanding at November 30, 2015 and May 31, 2015, respectively	17,652	17,652
Additional Paid-in Capital	1,705,628	1,705,628
Accumulated other Comprehensive Loss	55,557	42,134
Deficit Accumulated	(3,519,177)	(3,430,028)

Total Stockholders’ Deficit	(1,740,340)	(1,664,614)

Total Liabilities and Stockholders’ Deficit	$53,732	$71,163

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Six months ended
	November 30,		November 30,
	2015	2014	2015	2014

Expenses
Consulting fees	$30,000	$30,000	$60,000	$60,000
Professional Fees	6,000	—	6,000	—
Office and administration	3,743	2,171	4,408	5,922
Amortization of Software	8,512	8,512	17,025	17,025
Total Operating Loss	48,255	40,683	87,433	82,947

Operating loss	(48,255)	(40,683)	(87,433)	(82,947)

Other Income (Expenses)
Other income	—	—	—	48
Interest expense	(853)	(580)	(1,716)	(1,559)
Total Other Income (Expenses)	(853)	(580)	(1,716)	(1,511)

Net loss	$(49,108)	$(41,263)	$(89,149)	$(84,458)

Other comprehensive income:
Foreign Currency transaction	—	5,424	—	—
Foreign currency translation	2,525	871	13,423	6,187

Comprehensive loss for period	$(46,583)	$(34,968)	$(75,726)	$(78,271)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	17,652,082	17,652,082	17,652,082	17,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Six months ended
	November 30,
	2015	2014

Cash Flows from Operating Activities
Net loss	$(89,149)	$(84,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	17,025	17,025
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	69,781	64,397
Increase (decrease) in accounts payable and accrued liabilities	(506)	(2,921)
Increase (decrease) in accrued interest	1,715	1,559
Cash Flows used in operating activities	(1,134)	(4,398)

Cash Flow from Investing Activities
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Repayment of loan payable	—	(5,913)
Cash flows provided by financing activities	—	(5,913)

Effect of exchange rate changes on cash	728	6,187

Increase (decrease) in cash during the period	(406)	(4,124)

Cash, beginning of period	3,062	8,532

Cash, end of period	$2,656	$4,408

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

November 30, 2015 and May 31, 2015

Note 1 – Organization and Description of Business

PreAxia Health Care Payment Systems Inc. (the “Company”) was incorporated in the State of Nevada on April 3, 2000. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. The primary operations of the Company will eventually be undertaken by PreAxia Canada.  PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. PreAxia Canada Inc. is a wholly owned subsidiary of the Company.

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2015, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2015, the Company had not yet achieved profitable operations, has accumulated losses of $3,519,177, has negative working capital of $1,791,416 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2015.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2015.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertain income tax positions.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25. All tax years remain open for examination by taxing authorities.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

During the six months ended November 30, 2015, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company. As of November 30, 2015, Accounts payable – related party includes a total of $1,157,825 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of November 30, 2015 and May 31, 2015, the Company owed other shareholders $407,120 and $419,815, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

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

Services and infrastructure provided by PreAxia will enable insurance companies, governments and corporations to replace cash and cheque payments. Our company’s plans are to provide instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time. The beneficiary will select a personal identification number (“PIN”) using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded.

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

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are key to advance our company’s goals in 2016 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,344,000 to complete our business plan and pay our outstanding debts of approximately $1,794,000.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	450,000
Marketing and Education	450,000
Professional Services	350,000
Total	$1,550,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative. We anticipate spending approximately $300,000 on general and administration costs in the next twelve months, which will include staff fees, office rent, office supplies, transfer agents, filing fees, bank service charges, salaries for our administration, interest expense and travel, which includes airfare, meals, car rentals and accommodations.

2.	Research and Development. We anticipate that we may spend approximately $450,000 in the next twelve months in the development and acquisition of software for our processing services and products.

3.	Marketing and Education. We anticipate spending approximately $450,000 as the costs of staff and personnel, marketing and promoting our Company, our products and services, and educating the public to attract new accounts.

4.	Professional Services. We anticipate that we may spend up to $350,000 in the next twelve months for professional services, which includes, accounting, auditing, legal fees and investor relations.

Liquidity and Capital Resources

As of November 30, 2015, PreAxia’s cash balance was $2,656 compared to $3,062 as at May 31, 2015.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,791,416 as of November 30, 2015 compared with a working capital deficit of $1,732,715 as of May 31, 2015.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $3,344,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at November 30, 2015 compared to May 31, 2015 is summarized as follows:

Working Capital

	November 30, 2015	May 31, 2015

Current Assets	$2,656	$3,062
Current Liabilities	1,794,072	1,735,777
Working Capital (deficit)	$(1,791,416)	$(1,732,715)
11

The increase in our working capital deficit of $58,701 was primarily due to an increase in our accounts payable related party.

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

For the three month period ended November 30, 2015 and November 30, 2014

Our operating results for the three month period ended November 30, 2015 compared to the three month period ended November 30, 2014 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended November 30, 2015 was $48,254 compared to $40,683 for the three month period ended November 30, 2014. The increase in loss of $7,571 for the three month period ending November 30, 2015 is due to an increase in expenses of $6,000 in professional fees and an increase of $1,571 in office and administration fees.

Research and Development

There were no Research and Development expenses during the three month period ended November 30, 2015 or for the three month period ended November 30, 2014, as most of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the three month period ended November 30, 2015 or November 30, 2014.

Office and Administration

Office and administration expenses increased by $1,572 for the period ended November 30, 2015 compared to November 30, 2014, due to an increase in filing expenses.

Professional Fees

Professional fees during the three months ended November 30, 2015 totaled $6,000 compared to $0 for November 30, 2014, as there was a requirement for audit fees.

Rent

There were no rent expenses during the three months ended November 30, 2015 or November 30, 2014 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $8,512 remained the same for the three months ended November 30, 2015 and the three months ended November 30, 2014.

For the six month period ended November 30, 2015 and November 30, 2014

Our operating results for the six month period ended November 30, 2015 compared to the six month period ended November 30, 2014 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six month period ended November 30, 2015 was $87,433 compared to $82,947 for the six month period ended November 30, 2014. The increase in loss of $4,936 for the six month period ending November 30, 2015 is due to an increase in expenses of $6,000 in professional fees and a decrease in office and administration fees of $1,514.

Research and Development

There were no Research and Development expenses during the six month period ended November 30, 2015 or for the six month period ended November 30, 2014, as most of the major project components were completed.

Wages and Benefits

There were no wages and benefits during the six month period ended November 30, 2015 or November 30, 2014.

Office and Administration

Office and administration expenses decreased by $1,514 for the period ended November 30, 2015 compared to November 30, 2014, due to a decrease in expenses.

Professional Fees

Professional fees during the six months ended November 30, 2015 totaled $6,000 compared to $0 for November 30, 2014, as there was a requirement for audit fees.

Rent

There were no rent expenses during the six months ended November 30, 2015 or November 30, 2014 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $17,025 remained the same for the six months ended November 30, 2015 and the six months ended November 30, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2015 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2015: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013 or 2014. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2015, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,519,177 for the period from April 3, 2000 (date of inception) to November 30, 2015. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have not generated significant revenues since our inception on April 3, 2000. We will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough interest in our health payment market products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

We may face implementation delays.

Most of our customers will be in a testing or preliminary stage of utilizing our products and may encounter delays or other problems in the introduction of our products. A decision not to do so, or a delay in implementation, could result in a delay or loss of related revenue or could otherwise harm our business and prospects. PreAxia will not be able to predict when a customer that is in a testing or a preliminary use phase will adopt a broader use of our products.

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

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of PreAxia’s products, and/or lawsuits, and would be detrimental, perhaps materially, to our market reputation. Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which we consider minor may be considered serious by our customers. If our internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, we may postpone the development and release of updates or enhancements to our current product or the release of new products. We may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm our business and prospects. In addition, product defects may expose us to liability claims, for which we may not have sufficient liability insurance. A successful suit against us could harm our business and financial condition.

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
19

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

Our management evaluated our disclosure controls and procedures as of November 30, 2015 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of January 10, 2016, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the six months ended November 30, 2015.

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

Date: January 13, 2016

