Form 10-Q
period 2016-02-29
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2016-04-19
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

or

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

17,652,082 common shares outstanding as of April 15, 2016

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 29, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2016.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2015.

Page
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of February 29, 2016 (Unaudited) and May 31, 2015	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the nine months ended February 29, 2016 and February 28, 2015	F-2

Unaudited Consolidated Statements of Cash Flows for the nine months ended February 29, 2016 and February 28, 2015	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

February 29, 2016 and May 31, 2015

(Stated in US Dollars)

	(Unaudited) February 29, 2016	May 31, 2015

ASSETS

Current Assets
Cash	$ 1,982	$ 3,062

Total Current Assets	1,982	3,062

Other Assets

Intangible Software Costs	102,151	102,151
Amortization Software Costs	(59,588)	(34,050)
Total Other Assets	42,563	68,101

Total Assets	$ 44,545	$ 71,163

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	220,830	213,576
Accounts Payable – Related Party (Note 3)	1,177,922	1,088,044
Loans Payable	404,842	419,815
Liability for unissued shares	22,467	-
Accrued Interest – Loans Payable	39,313	14,342

Total Current Liabilities	1,865,374	1,735,777

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value 75,000,000 common shares authorized
17,652,082 and 17,652,082 common shares issued and outstanding at February 29, 2016 and May 31, 2015, respectively	17,652	17,652
Additional Paid-in Capital	1,705,628	1,705,628
Accumulated other Comprehensive Loss	59,259	42,134
Deficit Accumulated	(3,603,368)	(3,430,028)

Total Stockholders’ Deficit	(1,820,829)	(1,664,614)

Total Liabilities and Stockholders’ Deficit	$ 44,545	$ 71,163

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Expenses
Consulting fees	$ 41,408	$ 30,000	$ 101,408	$ 90,000
Professional Fees	1,510	-	7,510	-
Office and administration	2,102	2,159	6,510	8,080
Research and Development	6,103	-	6,103	-
Amortization of Software	8,513	8,512	25,538	25,538
Total Operating Loss	59,636	40,671	147,069	123,618

Operating loss	(59,636)	(40,671)	(147,069)	(123,618)

Other Income (Expenses)
Other income	-	-	-	48
Interest expense	(24,556)	654	(26,271)	(906)
Total Other Income (Expenses)	(24,556)	654	(26,271)	(858)

Net loss	$ (84,192)	$ (40,017)	$ (173,340)	$ (124,476)

Other comprehensive income:
Foreign Currency transaction	-	-	-	-
Foreign currency translation	3,703	23,959	17,125	30,146

Comprehensive loss for period	$ (80,489)	$ (16,058)	$ (156,215)	$ (94,330)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.01)

Weighted average number of shares outstanding	17,652,082	17,652,082	17,652,082	17,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Nine months ended

	February 29, 2016	February 28, 2015

Cash Flows from Operating Activities
Net loss	$ (173,340)	$ (124,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	25,538	25,538
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	89,878	95,896
Increase (decrease) in accounts payable and accrued liabilities	7,254	(3,475)
Increase (decrease) in accrued interest	24,971	906
Cash Flows used in operating activities	(25,699)	(5,611)

Cash Flow from Investing Activities
Cash flows used in investing activities	-	-

Cash Flows from Financing Activities
Repayment of loan payable	-	(30,087)
Proceeds from sale of common stock	22,467	-
Cash flows provided by financing activities	22,467	(30,087)

Effect of exchange rate changes on cash	2,152	30,146

Increase (decrease) in cash during the period	(1,080)	(5,552)

Cash, beginning of period	3,062	8,532

Cash, end of period	$ 1,982	$ 2,980

Supplemental Disclosure:
Cash paid for income taxes	$ -	$ -
Cash paid for interest	$ -	$ -

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

February 29, 2016 and May 31, 2015

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

Reclassification

Certain prior period amounts in the condensed unaudited consolidated financial statements have been reclassified to conform to current period presentation.

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 29, 2016, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 29, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $3,603,368, has negative working capital of $1,863,392 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar.  The functional currency of PreAxia Canada is the Canadian dollar. Assets and liabilities in the accompanying unaudited consolidated financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ deficit.

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
F-5

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 29, 2016.

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

The Company determined that there were no impairments of long-lived assets as of February 29, 2016.

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

Note 3 – Related Party Transactions

Accounts Payable to Related Parties

During the nine months ended February 29, 2016, the Company’s President/Chief Executive Officer, Tom Zapatinas, invoiced $90,000 for management services rendered to the Company. As of February 29, 2016, Accounts payable – related party includes a total of $1,177,922 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

As of February 29, 2016 and May 31, 2015, the Company owed other shareholders $404,842 and $419,815, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

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

No shares were issued during the period. A subscription for shares in the amount $22,467 has been received during the period and is recorded as liability for unissued shares on the balance sheet. Shares will be issued during the next period.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US will grow to over $75 billion in assets and 25 million consumers by 2016. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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
7

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,413,392 to complete our business plan and pay our outstanding debts of approximately $1,865,374.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of February 29, 2016, PreAxia’s cash balance was $1,982 compared to $3,062 as at May 31, 2015.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,863,392 as of February 29, 2016 compared with a working capital deficit of $1,732,715 as of May 31, 2015.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $3,413,392 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at February 29, 2016 compared to May 31, 2015 is summarized as follows:

Working Capital

	February 29, 2016	May 31,2015

Current Assets	$1,982	$3,062
Current Liabilities	1,865,374	1,735,777
Working Capital (deficit)	$(1,863,392)	$(1,732,715)

The increase in our working capital deficit of $130,677 was primarily due to an increase in our accounts payable.

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

For the three month period ended February 29, 2016 and February 28, 2015

Our operating results for the three month period ended February 29, 2016 compared to the three month period ended February 28, 2015 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended February 29, 2016 was $59,636 compared to $40,671 for the three month period ended February 28, 2015. The increase in loss of $18,965 for the three month period ending February 29, 2016 is due to an increase in expenses of $1,510 in professional fees, an increase in consulting fees of $11,408, an increase in research and development expenses of $6,103 and a decrease of $57 in office and administration fees.

Research and Development

Research and Development expenses increased by $6,103 during the three month period ended February 29, 2016 compared to the three month period ended February 28, 2015, as updates were required for some project components.

Wages and Benefits

There were no wages and benefits during the three month period ended February 29, 2016 or February 28, 2015.

Office and Administration

Office and administration expenses decreased by $57 for the period ended February 29, 2016 compared to February 28, 2015, due to a decrease in travel expenses.

Professional Fees

Professional fees during the three months ended February 29, 2016 totaled $1,510 compared to $0 for February 28, 2015, as there was a requirement for audit fees.

Rent

There were no rent expenses during the three months ended February 29, 2016 or February 28, 2015 due to the closure of the Calgary main office.

Consulting Fees

Consulting fees increased by $11,408 during the three month period ended February 29, 2016 compared to the three month period ended February 28, 2015, due to a requirement for accounting and management services.

For the nine month period ended February 29, 2016 and February 28, 2015

Our operating results for the nine month period ended February 29, 2016 compared to the nine month period ended February 28, 2015 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine month period ended February 29, 2016 was $147,069 compared to $123,618 for the nine month period ended February 28, 2015. The increase in loss of $23,451 for the nine month period ending February 29, 2016 is due to an increase in expenses of $7,510 in professional fees, an increase in consulting fees of $11,408, an increase in research and development expenses of $6,103 and a decrease of $1,570 in office and administration fees.

Research and Development

Research and Development expenses increased by $6,103 during the nine month period ended February 29, 2016 compared to the nine month period ended February 28, 2015, as updates were required for some project components.

Wages and Benefits

There were no wages and benefits during the nine month period ended February 29, 2016 or February 28, 2015.

Office and Administration

Office and administration expenses decreased by $1,570 for the period ended February 29, 2016 compared to February 28, 2015, due to a decrease in travel and other expenses.

Professional Fees

Professional fees during the nine months ended February 29, 2016 totaled $7,510 compared to $0 for February 28, 2015, as there was a requirement for audit fees.

Rent

There were no rent expenses during the nine months ended February 29, 2016 or February 28, 2015 due to the closure of the Calgary main office.

Consulting Fees

Consulting fees increased by $11,408 during the nine month period ended February 29, 2016 compared to the nine month period ended February 28, 2015, due to a requirement for accounting and management services.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 29, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this quarterly report. Our company determined that our disclosure controls and procedures were not effective as of February 29, 2016 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2015: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013 or 2014. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2015, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,603,368 for the period from 3 April, 2000 (date of inception) to February 29, 2016. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. We have not generated significant revenues since our inception on 3 April, 2000. We will, in all likelihood, continue to incur operating expenses without significant revenues for the foreseeable future. We cannot assure that we will be able to generate enough interest in our health payment market products. If we cannot attract a significant customer base, we will not be able to generate any significant revenues or income. In addition, if we are unable to establish and generate significant revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock.

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

Our management evaluated our disclosure controls and procedures as of February 29, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2015 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of April 15, 2016, there were 17,652,082 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

No new shares were issued in the nine months ended February 29, 2016.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: April 18, 2016

