Form 10-K
period 2016-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2016-09-07
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,241,035 on November 30, 2015.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

18,228,882 shares of common stock as of August 19, 2016

DOCUMENTS INCORPORATED BY REFERENCE

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $30 billion in assets and 16.7 million consumers in 2015, an increase of more than 20% over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Matching of consumers in need of health care products or services with providers is another area PreAxia intends to evaluate. Consumers managing their health care dollars through an online system will find convenience in seeking out health care professionals and services through the same system.

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

PreAxia’s s marketing strategy is to promote its existing platform direct to consumers and businesses, and to the groups that most need access to it. Specifically, independent brokers, financial advisors and small to medium sized businesses need access. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

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

Managing General Agents that provide services and education to the broker community

Accountants and bookkeepers who regularly advise businesses on financial and operational matters

Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

Application providers, including software manufacturers selling into the target vertical markets

Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2016 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

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
7

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

Research and Development

For the years ended May 31, 2016, and 2015, we expended $31,643 and $0 on research and development.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2016/17 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

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

Our management evaluated our disclosure controls and procedures as of May 31, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2016 and concluded that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

We have not yet remediated these material weaknesses and we believe that our disclosure controls and procedures and internal control over financial reporting continue to be ineffective. Until these issues are corrected, our ability to report financial results or other information required to be disclosed on a timely and accurate basis may be adversely affected and our financial reporting may continue to be unreliable, which could result in additional misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

Our ability to keep current with technological changes will impact our ongoing business.

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

Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance of PreAxias’s products, and/or lawsuits, and would be detrimental, perhaps materially, to PreAxia’s market reputation. Serious defects are frequently found during the period immediately following the introduction of new products or enhancements to existing products. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which PreAxia considers minor may be considered serious by its customers. If PreAxia’s internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, PreAxia could postpone the development and release of updates or enhancements to its current product or the release of new products. PreAxia may not be able to successfully complete the development of planned or future products in a timely manner, or to adequately address product defects, which could harm PreAxia’s business and prospects. In addition, product defects may expose PreAxia to liability claims, for which PreAxia may not have sufficient liability insurance. A successful lawsuit against PreAxia could harm its business and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2016 and 2015.

Quarter Ended	High	Low
05/31/2016	$0.00	$0.00
02/28/2016	$0.00	$0.00
11/30/2015	$0.00	$0.00
08/31/2015	$0.00	$0.00
05/31/2015	$0.00	$0.00
02/28/2015	$0.00	$0.00
11/30/2014	$0.00	$0.00
08/31/2014	$0.00	$0.00

Holders of Our Common Stock

As of August 19, 2016, there were 77 holders of record of our common stock and 18,228,882 shares of common stock outstanding.

There is currently only one class of common stock with one vote per share.

Pacific Stock Transfer Company of 6725 Via Austi Parkway, Suite 300, Las Vegas, Nevada 89119, is the registrar and transfer agent for our common shares.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2016.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2016 or 2015.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient growth conduct, studies suggest that HSA’s in the US reached $30 billion in assets and 16.7 million consumers in 2015, an increase of more than 20% over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of developing and marketing of health care processing products and services. We do not expect to generate any revenues during the year. Therefore, we will be required to raise a total of $3,222,400 to complete our business plan and pay our existing outstanding debts of approximately $1,672,400. Our working capital requirements for both our company and PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed as follows:

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

Liquidity and Capital Resources

As of May 31, 2016, we had a cash balance of $7,151 compared to $3,062, as at May 31, 2015. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,665,249 as of May 31, 2016 compared with a working capital deficit of $1,732,715 as of May 31, 2015.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the start-up stage with PreAxia Canada. We project that we will require an estimated additional $3,215,249 over the next twelve month period to fund our operating cash shortfall calculated as $1,665,249 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2016. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2016 and May 31, 2015 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2016	May 31, 2015
Current Assets	$7,151	$3,062
Current Liabilities	$1,672,400	$1,735,777
Working Capital (deficit)	$(1,665,249)	$(1,732,715)

The decrease in our working deficit of $67,466 was primarily due to decrease in related party loans payable.

Cash Flows

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015
Net cash used in Operating Activities	$(54,692)	$(6,762)
Net cash provided by Investing Activities	$—	$—
Net provided by Financing Activities	$57,528	$—
Effect of exchange rate on cash	$1,253	$1,292
Change in Cash and Cash Equivalents During the Period	$4,089	$(5,470)

Cash Used in Operating Activities

During the year ended May 31, 2016, we used net cash in operating activities in the amount of $54,692 mainly due to an increase in activities and services which created a net loss of $265,598 which was offset by accounts payable related party of $127,032, accrued interest of $30,093 and amortization of intangibles for $34,050.

Cash Provided by Investing Activities

During the year ended May 31, 2016, cash was not used in investing activities.

Cash from Financing Activities

During the year ended May 31, 2016, $57,528 in cash was provided from financing activities. An amount of $57,528 was received in cash related to the sale of common stock.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2016, which are included herein. Our operating results for the year ended May 31, 2016 and May 31, 2015 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2016 and May 31, 2015 were as follows:

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015	%
Consulting Fees	$146,442	$132,517	10.5%
Professional Fees	9,010	13,500	(33.2)%
Office and Administration	13,573	12,082	12.3%
Research and Development	31,643	—
Amortization	34,050	34,050	—
	$234,718	$192,149

Operating expenses for the 12 months ended May 31, 2016 were $234,718 which is an increase of $42,569 compared to the year ended May 31, 2015. The increase was due to an increase in consulting fees of $13,925 a decrease in professional fees of $4,490, increase in office and administration of $1,491, and an increase in research and development of $31,643.

Consulting Fees

Consulting fees increased by $13,925 in the year ended May 31, 2016 compared to the year ended May 31, 2015, due to an increase in services related to financial reporting, research, marketing and financing.

Professional Fees

Professional fees decreased by $4,490 in the year ended May 31, 2016 compared to the year ended May 31, 2015, due to a decrease in accounting and audit fees.

Office and Administration

Our office and administration expenses decreased by $1,491 in the year ended May 31, 2016 compared to the year ended May 31, 2015, due to a decrease in travel expenses and general and administration expenses.

Research and development

Research and Development expenses increased by $31,643 for the year ended May 31, 2016 compared to the year ended May 31, 2015, as a result of software upgrades and other required program updates.

Wages and benefits

There were no wages and benefits for the year ended May 31, 2016 or the year ended May 31, 2015.

Rent

There were no rent expenses for the year ended May 31, 2016 or for the year ended May 31, 2015, as a result of the Calgary office closing.

We have historically incurred losses and have incurred a loss of $3,695,626 from inception to May 31, 2016. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Audited Consolidated Financial Statements

Report of Independent Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-12

Heaton & Company, PLLC 240 North East Promontory, Suite 200 Farmington, Utah 84025
Kristofer Heaton, CPA William R. Denney, CPA 240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Preaxia Health Care Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Preaxia Health Care Payment Systems, Inc., (the Company) as of May 31, 2016 and 2015, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preaxia Health Care Payment Systems, Inc. as of May 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Heaton & Company, PLLC

Farmington, Utah

September 6, 2016

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

May 31, 2016 and May 31, 2015

(Stated in US Dollars)

	May 31, 2016	May 31, 2015

ASSETS

Current Assets
Cash	$7,151	$3,062
Total Current Assets	7,151	3,062

Other Assets
Intangible Software Costs	34,050	68,101
Total Other Assets	34,050	68,101

Total Assets	$41,201	$71,163

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$222,072	$213,576
Accounts Payable and Accrued Liabilities – Related Party	960,376	1,088,044
Loan Payable	410,455	419,815
Subscription Payable	35,062	—
Accrued Interest – Loans Payable	44,435	14,342

Total Current Liabilities	1,672,400	1,735,777

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 Common shares authorized
18,228,882 and 17,652,082 common shares issued and outstanding at May 31, 2016 and May 31, 2015, respectively	18,229	17,652
Additional Paid-in Capital	1,993,451	1,705,628
Accumulated other Comprehensive Income/(Loss)	52,747	42,134
Retained Deficit	(3,695,626)	(3,430,028)

Total Stockholders’ Deficit	(1,631,199)	(1,664,614)

Total Liabilities and Stockholders’ Deficit	$41,201	$71,163

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	For the year ended
	May 31
	2016	2015

Operating Expenses
Consulting fees	$146,442	$132,517
Professional fees	9,010	13,500
Office and administration	13,573	12,082
Research and development	31,643	—
Amortization expense	34,050	34,050
Total Operating Expenses	234,718	192,149

Operating loss	(234,718)	(192,149)

Other Income (Expenses)
Commission income	—	48
Interest expense	(30,880)	(7,019)

Total Other Income (Expenses)	(30,880)	(6,971)

Net loss	$(265,598)	$(199,120)
Other comprehensive income:
Foreign currency translation	10,613	27,996

Comprehensive loss for the period	$(254,986)	$(171,124)

Basic and diluted loss per share	(0.01)	(0.01)

Weighted average number of shares outstanding	17,792,342	17,652,082

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Stated in U.S. Dollars)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Income	Deficit	Total

Balance, May 31, 2014	17,652,082	$17,652	$1,705,628	$14,138	(3,230,908)	$(1,493,490)

Net Loss for Period					(199,120)	(199,120)
Foreign currency translation				27,996		27,996
Balance, May 31, 2015	17,652,082	$17,652	$1,705,628	42,134	$(3,430,028)	$(1,664,614)

Net Loss for Period					(265,598)	(265,598)
Foreign currency translation				10,613		10,613
Common Shares Issued	576,800	577	287,823			288,400
Balance, May 31, 2016	18,228,882	$18,229	$1,993,451	$52,747	$(3,695,626)	$(1,631,199)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year ended
	May 31,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(265,598)	$(199,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for expenses	11,235	—
Amortization	34,050	34,050
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	127,032	126,603
Increase (decrease) in accounts payable and accrued liabilities	8,496	29,859
Increase (decrease) in accrued interest	30,093	1,846
Cash Flows used in operating activities	(54,692)	(6,762)

Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Cash Received for common shares	57,528	—
Cash flows provided by financing activities	57,528	—

Effect of exchange rate changes on cash	1,253	1,292

Increase (decrease) in cash during the period	4,089	(5,470)

Cash, beginning of period	3,062	8,532

Cash, end of period	$7,151	$3,062

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities:
Accounts payable related party settled with stock	$254,700	$—

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 and 2015

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

As a result, the consolidated results of operations presented at May 31, 2016 and 2015 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $3,695,626 since inception, has negative working capital of $1,665,249 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2016 and 2015

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

Intangible Software Costs

Intangible software costs are amortized over a three year period starting June 2014. Amortization for the year ended May 31, 2016 and 2015 was $34,050 and $34,050, respectively.

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
May 31, 2016 and 2015

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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
May 31, 2016 and 2015

Note 1 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2016.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of ($3,695,626) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2016, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2015 to May 31, 2016. As at May 31, 2016, Accounts payable – related party includes a total of $960,376 due and payable to Mr. Zapatinas. The balance as at May 31, 2015 was $1,088,044. The decrease of $127,668 was due to the conversion of $248,600 into shares offset by increases for consulting services of $120,000 and travel expenses of $932. There are no terms of repayment for this payable.

As of May 31, 2016, the Company owed loan holders $410,455 compared to $419,815 as at 31 May, 2015. The decrease of $9,360 is due to the change in exchange rate on the loans over the year. The terms of repayment are 30 days after demand is made by the loan holder.

Included in the amount above, the Company had a loan payable to a shareholder of the Company in the amount of $53,438. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. As of May 31, 2016 the Company had accrued interest on the related party loan in the amount of $16,873 compared to $14,342 as at 31 May, 2015. The increase of $2,531 is due to interest accrued for the year of $3,318 offset by the change in exchange rate totalling $787.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 and 2015

Note 3 – Income Taxes

As at May 31, 2016, the Company is in arrears on filing its statutory income tax returns. The Company has incurred substantial net operating losses of approximately $3,700,000 since January 28, 2008 (Date of Inception).

It is management’s intention to hire a tax professional to file these tax returns on its behalf.

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2016	2015

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(1,247,541)	$(1,179,840)
Net operating losses	(93,271)	(67,701)
	(1,340,812)	(1,247,541)

Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	-	-
	(31,760)	(31,760)

Total	(1,372,572)	(1,279,301)
Less: valuation allowance	1,372,572	1,279,301
	$-	$-

During the years ended May 31, 2016 and 2015, the change in valuation allowance was $93,271 and $67,701, respectively.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2016 and 2015

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

In the year ended May 31, 2016, the Company issued 576,800 shares of which 509,400 were for the reduction of $254,700 in accounts payable related party, 22,470 shares were for $11,235 in consulting fees, and 44,930 for $22,466 in cash received.

Subscription Payable

On April 21, 2016, the Company recorded the receipt of $19,667 in cash for 39,340 shares to be issued.

On May 9, 2016, the Company recorded the receipt of $15,395 in cash for 30,785 shares to be issued.

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

Note 6 - Subsequent events

On 30 June 2016, the Company received $19,218 in cash for 38,435 shares to be issued.

The Company has evaluated all subsequent events through the date these financial statements were issued and no additional subsequent events occurred that required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 10, 2015, the Company engaged Heaton & Company, PLLC to act as the Company’s independent registered public accountant.

The engagement of Heaton & Company, PLLC and the dismissal of the prior accountants was done by the Chief Executive Officer and member of the Board of the Company, with the knowledge and approval of the other members of the Board of Directors.  The Company has an audit committee charged with oversight of financial matters.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2016, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2016. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2016, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013, 2014, 2015 and 2016.
25

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Mr. Jim Kenney has resigned from the Board of Directors effective February 2, 2015 citing his work schedule would no longer allow him to give the position the necessary time to contribute to the Company.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	60	Director since January 9, 2007 Officer since January 25, 2008

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

Involvement in Certain Legal Proceedings

Our directors or executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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
27

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

Management Supervision by Board

The size of the Corporation is such that all of the Corporation’s operations are conducted by a small management team which is also represented on the Board. The Board considers that management is effectively supervised by the director on an informal basis as the director is actively and regularly involved in reviewing the operations of the Corporation and has regular and full access to management.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2016 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2016 and May 31, 2015 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2016 2015	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
31

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2016.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2016.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2016. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 19, 2016, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 19, 2016, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Tom Zapatinas	9,000,000	Direct	50.99%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	All officers and directors as a group (1 person)	9,000,000		50.99%

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

2 Based upon 18,228,882 issued and outstanding shares of common stock as of August 19, 2016

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2016, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2016 and the year ended May 31, 2015, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2015 to May 31, 2016 and $120,000 for management services rendered for the period June 1, 2014 to May 31, 2015. As at May 31, 2016, accounts payable – related party includes a total of $960,376 due and payable to Mr. Zapatinas.

2.	During the year ended May 31, 2012 and the year ended May 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO at that time, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered and $61,759 for accounting services during the year ended May 31, 2011. As at May 31, 2016, accounts payable includes a total of $90,000 due and payable to Mr. Lizée.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC and DKM Certified Public Accountants for the completed fiscal periods ended May 31, 2016 and May 31, 2015 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2016	Year Ended May 31, 2015
Audit Fees and Audit Related Fees	$9,010	$13,500
Tax Fees	-	-
All Other Fees	-	-
Total	$9,010	$13,500

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

Dated: September 7, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)

Dated: September 7, 2016

