Form 10-Q
period 2016-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2017-01-13
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

or

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

18,426,332 common shares outstanding as of January 10, 2017

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2017.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2016.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of November 30, 2016 (Unaudited) and May 31, 2016	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the six months ended November 30, 2016 and 2015	F-2

Unaudited Consolidated Statements of Cash Flows for the six months ended November 30, 2016 and 2015	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

November 30, 2016 and May 31, 2016

(Stated in US Dollars)

	(Unaudited) November 30, 2016	May 31, 2016

ASSETS

Current Assets
Cash	$5,495	$7,151

Total Current Assets	5,495	7,151

Other Assets

Intangible Software Costs	17,025	34,050
Total Other Assets	17,025	34,050

Total Assets	$22,520	$41,201

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$223,454	$222,072
Accounts Payable – Related Party (Note 4)	968,847	960,376
Loan Payable	406,177	410,455
Subscription Payable	26,339	35,062
Accrued Interest – Loans Payable	45,613	44,435

Total Current Liabilities	1,670,430	1,672,400

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value
75,000,000 common shares authorized
18,426,332 and 18,228,882 common shares issued and outstanding at November 30, 2016 and May 31, 2016, respectively	18,426	18,229
Additional Paid-in Capital	2,091,979	1,993,451
Accumulated other Comprehensive Loss	57,258	52,747
Retained Deficit	(3,815,573)	(3,695,626)

Total Stockholders’ Deficit	(1,647,910)	(1,631,199)

Total Liabilities and Stockholders’ Deficit	$22,520	$41,201

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Six months ended
	November 30,		November 30,
	2016	2015	2016	2015

Expenses
Consulting fees	$31,500	$30,000	$62,000	$60,000
Professional Fees	6,000	6,000	6,000	6,000
Office and administration	8,920	3,743	13,283	4,408
Research and Development	13,531	—	20,031	—
Amortization of Software	8,512	8,512	17,025	17,025
Total Operating Loss	68,463	48,255	118,339	87,433

Operating loss	(68,463)	(48,255)	(118,339)	(87,433)

Other Income (Expenses)
Other income	—	—	—	—
Interest expense	(790)	(853)	(1,608)	(1,716)
Total Other Income (Expenses)	(790)	(853)	(1,608)	(1,716)

Net loss	$(69,253)	$(49,108)	$(119,947)	$(89,149)

Other comprehensive income:
Foreign Currency transaction	—	—	—	—
Foreign currency translation	4,737	2,525	4,511	13,423

Comprehensive loss for period	$(64,516)	$(46,583)	$(115,436)	$(75,726)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of shares outstanding	18,426,320	17,652,082	18,377,320	17,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Six months ended
	November 30,
	2016	2015

Cash Flows from Operating Activities
Net loss	$(119,947)	$(89,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	17,025	17,025
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	52,916	69,781
Increase (decrease) in accounts payable and accrued liabilities	1,382	(506)
Increase (decrease) in accrued interest	1,178	1,715
Cash Flows used in operating activities	(47,446)	(1,134)

Cash Flow from Investing Activities
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Cash Received for common shares	45,557	—
Cash flows provided by financing activities	45,557	—

Effect of exchange rate changes on cash	233	728

Increase (decrease) in cash during the period	(1,656)	(406)

Cash, beginning of period	7,151	3,062

Cash, end of period	$5,495	$2,656

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Accounts payable related party settled with stock	$44,445	$—

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

Note 1 – Organization and Description of Business

PreAxia Health Care Payment Systems Inc. (the “Company”) was incorporated in the State of Nevada on 28 January 2008. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. The primary operations of the Company will eventually be undertaken by PreAxia Canada.  PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. PreAxia Canada Inc. is a wholly owned subsidiary of the Company.

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2016, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2016, the Company had not yet achieved profitable operations, has accumulated losses of $3,815,573, has negative working capital of $1,664,935 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at November 30, 2016.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2016.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

As of November 30, 2016, Accounts payable – related party totals $968,847 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable. The accounts payable related party was reduced by $44,445 related to the issuance of 88,890 shares of common stock. Accounts payable related party was increased by $60,000 for consulting services by Mr. Zapatinas and $10,376 for other expenses incurred during the period. The accounts payable related party was also decreased during the period by $17,460 for payments made to Mr. Zapatinas.

As of November 30, 2016 and May 31, 2016, the Company owed other shareholders $406,177 and $410,455, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

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

During the period ended November 30, 2016 the Company issued 127,326 shares of which 88,890 were for the reduction of $44,445 in accounts payable related party, and 38,436 for $19,218 in cash received. The Company also received an additional $26,339 for 51,679 shares to be issued as discussed below.

Subscription Payable

On April 21, 2016, the Company recorded the receipt of $19,667 in cash for 39,334 shares to be issued. Shares have been issued during the period ended August 31, 2016.

On May 9, 2016, the Company recorded the receipt $15,395 in cash for 30,790 shares to be issued. Shares have been issued during the period ended August 31, 2016.

On September 26, 2016, the Company recorded the receipt of $7,577 in cash for 14,154 shares to be issued.

On October 21, 2016, the Company recorded the receipt of $18,762 in cash for 37,525 shares to be issued.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued pursuant to the requirements of ASC Topic 855. On December 9, 2016, the Company received $37,928 in cash for 75,965 shares to be issued.

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

All amounts stated herein are in US dollars unless otherwise indicated.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US will grow to over $75 billion in assets and 25 million consumers by 2017. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to control costs, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are key to advance our company’s goals in 2017 for achieving a prime position in the Canadian public sector and establishing a solid service foundation.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,208,935 to complete our business plan and pay our outstanding debts of approximately $1,658,935.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of November 30, 2016, PreAxia’s cash balance was $5,495 compared to $7,151 as at May 31, 2016.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,664,935 as of November 30, 2016 compared with a working capital deficit of $1,665,249 as of May 31, 2016.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the development stage.   We project that we will require an estimated additional $3,220,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at November 30, 2016 compared to May 31, 2016 is summarized as follows:

Working Capital

	November 30, 2016	May 31, 2016

Current Assets	$5,495	$7,151
Current Liabilities	1,670,430	1,672,400
Working Capital (deficit)	$(1,664,935)	$(1,665,249)

Our working capital deficit as of November 30, 2016 was comparable to the working capital deficit as of May 31, 2016.

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

For the three month period ended November 30, 2016 and November 30, 2015

Our operating results for the three month period ended November 30, 2016 compared to the three month period ended November 30, 2015 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended November 30, 2016 was $68,463 compared to $48,255 for the three month period ended November 30, 2015. The increase in loss of $20,208 for the three month period ending November 30, 2016 is due to an increase in expenses of $1,500 in consulting fees, an increase in research and development of $13,531 and an increase of $5,177 in office and administration fees.

Research and Development

Research and Development expenses during the three month period ended November 30, 2016 increased by $13,531 over the three month period ended November 30, 2015, as updates and license fees for major project components were required.

Wages and Benefits

There were no wages and benefits during the three month period ended November 30, 2016 or November 30, 2015.

Office and Administration

Office and administration expenses increased by $5,177 for the period ended November 30, 2016 compared to November 30, 2015, due to an increase in travel expenses.

Professional Fees

Professional fees during the three months ended November 30, 2016 totaled $6,000 compared to $6,000 for November 30, 2015.

Rent

There were no rent expenses during the three months ended November 30, 2016 or November 30, 2015 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $8,512 remained the same for the three months ended November 30, 2016 and the three months ended November 30, 2015.

For the six month period ended November 30, 2016 and November 30, 2015

Our operating results for the six month period ended November 30, 2016 compared to the six month period ended November 30, 2015 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six month period ended November 30, 2016 was $118,339 compared to $87,433 for the six month period ended November 30, 2015. The increase in loss of $30,906 for the six month period ending November 30, 2016 is due to an increase in expenses of $2,000 in consulting fees, an increase in research and development costs of $20,031 and an increase in office and administration fees of $8,875.

Research and Development

Research and Development expenses during the six month period ended November 30, 2016 increased by $20,031 over the six month period ended November 30, 2015, as updates and license fees for major project components were required.

Wages and Benefits

There were no wages and benefits during the six month period ended November 30, 2016 or November 30, 2015.

Office and Administration

Office and administration expenses increased by $8,875 for the period ended November 30, 2016 compared to November 30, 2015, due to an increase in travel expenses.

Professional Fees

Professional fees during the six months ended November 30, 2016 totaled $6,000 compared to $6,000 for November 30, 2015.

Rent

There were no rent expenses during the six months ended November 30, 2016 or November 30, 2015 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $17,025 remained the same for the six months ended November 30, 2016 and the six months ended November 30, 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being November 30, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2016 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2016: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for 2008, 2009, 2010, 2011, 2012, 2013, 2014 or 2015. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2016, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,815,573 for the period from April 3, 2000 (date of inception) to November 30, 2016. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2016, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of November 30, 2016 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2016 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of January 10, 2017, there were 18,426,332 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2016 the Company issued 127,326 shares of which 88,890 were for the reduction of $44,445 in accounts payable related party, and 38,436 for $19,218 in cash received. The Company also received an additional $26,339 for 51,679.

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

Date: January 13, 2017

