Form 10-Q
period 2017-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2017-04-13
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

or

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

18,791,790 common shares outstanding as of April 10, 2017

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2017.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2016.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of February 28, 2017 (Unaudited) and May 31, 2016	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the nine months ended February 28, 2017 and February 29, 2016	F-2

Unaudited Consolidated Statements of Cash Flows for the nine months ended February 28, 2017 and February 29, 2016	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

February 28, 2017 and May 31, 2016

(Stated in US Dollars)

	(Unaudited) February 28, 2017	May 31, 2016

ASSETS

Current Assets
Cash	$21,737	$7,151

Total Current Assets	21,737	7,151

Other Assets

Intangible Software Costs	8,512	34,050
Total Other Assets	8,512	34,050

Total Assets	$30,249	$41,201

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$220,376	$222,072
Accounts Payable – Related Party (Note 4)	952,119	960,376
Loan Payable	408,063	410,455
Subscription Payable	19,012	35,062
Accrued Interest – Loans Payable	46,602	44,435

Total Current Liabilities	1,646,172	1,672,400

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value 75,000,000 common shares authorized
18,631,690 and 18,228,882 common shares issued and outstanding at February 28, 2017 and May 31, 2016, respectively	18,632	18,229
Additional Paid-in Capital	2,194,452	1,993,451
Accumulated other Comprehensive Loss	54,279	52,747
Retained Deficit	(3,883,286)	(3,695,626)

Total Stockholders’ Deficit	(1,615,923)	(1,631,199)

Total Liabilities and Stockholders’ Deficit	$30,249	$41,201

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Nine months ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016

Expenses
Consulting fees	$32,000	$41,408	$94,000	$101,408
Professional Fees	1,490	1,510	7,490	7,510
Office and administration	6,741	2,102	20,022	6,510
Research and Development	18,180	6,103	38,212	6,103
Amortization of Software	8,513	8,513	25,538	25,538
Total Operating Loss	66,924	59,636	185,262	147,069

Operating loss	(66,924)	(59,636)	(185,262)	(147,069)

Other Income (Expenses)
Other income	—	—	—	—
Interest expense	(790)	(24,556)	(2,398)	(26,271)
Total Other Income (Expenses)	(790)	(24,556)	(2,398)	(26,271)

Net loss	$(67,714)	$(84,192)	$(187,660)	$(173,340)

Other comprehensive income:
Foreign Currency transaction	—	—	—	—
Foreign currency translation	(2,978)	3,703	1,532	17,125

Comprehensive loss for period	$(70,692)	$(80,489)	$(186,128)	$(156,215)

Basic and diluted loss per share	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of shares outstanding	18,426,320	17,652,082	18,377,320	17,652,082

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Nine months ended
	February 28,	February 29,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(187,660)	$(173,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	25,538	25,538
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	74,545	89,878
Increase (decrease) in accounts payable and accrued liabilities	(1,696)	7,254
Increase (decrease) in subscription payable	19,012	—
Increase (decrease) in accrued interest	2,167	24,971
Cash Flows used in operating activities	(68,094)	(25,699)

Cash Flow from Investing Activities
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Cash Received for common shares	83,540	22,467
Cash flows provided by financing activities	83,540	22,467

Effect of exchange rate changes on cash	(860)	2,152

Increase (decrease) in cash during the period	14,586	(1,080)

Cash, beginning of period	7,151	3,062

Cash, end of period	$21,737	$1,982

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Shares issued for subscription payable	$35,062	$—
Accounts payable related party settled with stock	$82,802	$—

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2017, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 28, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $3,883,286, has negative working capital of $1,624,435 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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
F-5

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2017.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2017.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

As of February 28, 2017, Accounts payable – related party totals $952,119 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable. The accounts payable related party was reduced by $82,802 related to the issuance of 165,604 shares of common stock. Accounts payable related party was increased by $90,000 for consulting services by Mr. Zapatinas and $12,495 for other expenses incurred during the period. The accounts payable related party was also decreased during the period by $27,951 for payments made to Mr. Zapatinas.

As of February 28, 2017 and May 31, 2016, the Company owed other shareholders $408,063 and $410,455, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

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

During the period ended February 28, 2017 the Company issued 402,808 shares of which 165,604 were for the reduction of $82,802 in accounts payable related party, and 70,124 for $35,062 in cash received in the prior year and 167,079 for $83,540 cash received in the current year. The Company also received an additional $19,012 for 38,025 shares to be issued as discussed below.

Subscription Payable

On April 21, 2016, the Company recorded the receipt of $19,670 in cash for 39,334 shares to be issued. Shares have been issued during the period ended August 31, 2016.

On May 9, 2016, the Company recorded the receipt $15,392 in cash for 30,790 shares to be issued. Shares have been issued during the period ended August 31, 2016.

On September 26, 2016, the Company recorded the receipt of $7,577 in cash for 15,154 shares to be issued. Shares have been issued during the period ended February 28, 2017.

On October 21, 2016, the Company recorded the receipt of $18,762 in cash for 37,525 shares to be issued. Shares have been issued during the period ended February 28, 2017.

On February 21, 2017, the Company recorded the receipt of $19,012 in cash for 38,025 shares. Shares were issued March 13, 2017.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 - Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued pursuant to the requirements of ASC Topic 855. The Company issued an additional 160,100 shares on March 13, 2017. The Company sold 38,025 shares for total proceeds of $19,012 and issued 122,075 shares for reduce accounts payable related party in the amount of $61,037.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $3,196,172 to complete our business plan and pay our outstanding debts of approximately $1,646,172.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of February 28, 2017, PreAxia’s cash balance was $21,737 compared to $7,151 as at May 31, 2016.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,624,435 as of February 28, 2017 compared with a working capital deficit of $1,665,249 as of May 31, 2016.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated additional $3,200,000 over the next twelve month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at February 28, 2017 compared to May 31, 2016 is summarized as follows:

Working Capital

	February 28, 2017	May 31, 2016

Current Assets	$21,737	$7,151
Current Liabilities	(1,646,172)	(1,672,400)
Working Capital (deficit)	$(1,624,435)	$(1,665,249)

The decrease in our working capital deficit of $40,814 was primarily due to a decrease in our accounts payable related party and an increase in cash due to proceeds from the sale of common stock.

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

For the three month period ended February 28, 2017 and February 29, 2016

Our operating results for the three month period ended February 28, 2017 compared to the three month period ended February 29, 2016 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended February 28, 2017 was $66,924 compared to $59,636 for the three month period ended February 29, 2016. The increase in loss of $7,288 for the three month period ending February 28, 2017 is due to a decrease in expenses of $9,408 in consulting fees, an increase in research and development of $12,077 an increase of $4,639 in office and administration fees and a decrease in professional fees of $20.

Consulting Fees

Consulting Fees during the three month period ended February 28, 2017 decreased by $9,408 over the three month period ended February 29, 2016, related to the completion of marketing strategies.

Research and Development

Research and Development expenses during the three month period ended February 28, 2017 increased by $12,077 over the three month period ended February 29, 2016, as web updates and license fees for major project components were required.

Wages and Benefits

There were no wages and benefits during the three month period ended February 28, 2017 or February 29, 2016.

Office and Administration

Office and administration expenses increased by $4,639 for the period ended February 28, 2017 compared to February 29, 2016, due to an increase in travel expenses.

Professional Fees

Professional fees during the three months ended February 28, 2017 decreased by $20 compared to February 29, 2016.

Rent

There were no rent expenses during the three months ended February 28, 2017 or February 29, 2016 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $8,513 remained the same for the three months ended February 28, 2017 and the three months ended February 29, 2016.

For the nine month period ended February 28, 2017 and February 29, 2016

Our operating results for the nine month period ended February 28, 2017 compared to the nine month period ended February 29, 2016 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine month period ended February 28, 2017 was $185,262 compared to $147,069 for the nine month period ended February 29, 2016. The increase in loss of $38,193 for the nine month period ending February 28, 2017 is due to a decrease in expenses of $7,408 in consulting fees, an increase in research and development of $32,109 an increase of $13,512 in office and administration fees and a decrease in professional fees of $20.

Consulting Fees

Consulting Fees during the nine month period ended February 28, 2017 decreased by $7,408 over the three month period ended February 29, 2016, related to the completion of marketing strategies.

Research and Development

Research and Development expenses during the nine month period ended February 28, 2017 increased by $32,109 over the nine month period ended February 29, 2016, as web updates and license fees for major project components were required.

Wages and Benefits

There were no wages and benefits during the nine month period ended February 28, 2017 or February 29, 2016.

Office and Administration

Office and administration expenses increased by $13,512 for the period ended February 28, 2017 compared to February 29, 2016, due to an increase in travel expenses.

Professional Fees

Professional fees during the nine months ended February 28, 2017 decreased by $20 compared to February 29, 2016.

Rent

There were no rent expenses during the three months ended February 28, 2017 or February 29, 2016 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $25,538 remained the same for the nine months ended February 28, 2017 and the three months ended February 29, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Based upon their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as at the end of the period covered by this quarterly report. Our company determined that our disclosure controls and procedures were not effective as of February 28, 2017 due to the following two material weaknesses in our internal control over financial reporting that we indentified in our annual report on Form 10-K for the fiscal year ended May 31, 2016: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for the years 2008 through 2016. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2016, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We incurred a net loss of $3,883,286 for the period from April 3, 2000 (date of inception) to February 28, 2017. We are yet to attain profitable operations. In their report on our financial statements for the fiscal year ended May 31, 2016, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern.

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

Our management evaluated our disclosure controls and procedures as of February 28, 2017 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2016 and concluded that that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

We are authorized to issue up to 75,000,000 shares of common stock. As of April 10, 2017, there were 18,791,790 shares of our common stock issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our stockholders. Consequently, our stockholders may experience dilution in their ownership of our company in the future.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended February 28, 2017 the Company issued 402,808 shares of which 165,604 were for the reduction of $82,802 in accounts payable related party, and 70,124 for $35,062 in cash received in the prior year and 167,080 for $83,540 cash received in the current year.

The Company also issued an additional 160,100 shares on March 13, 2017 related to $19,012 in cash received February 21, 2017 for 38,025 shares. On March 13, 2017, an additional 122,075 shares were issued related to the reduction in accounts payable related party of $61,037.

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

By:  /s/Tom Zapatinas

Name: Tom Zapatinas

Title:   President, Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer)

Date: April 13, 2017

