Form 10-K
period 2017-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2017-08-30
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017

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
Yes [   ]     No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $4,241,035 on November 30, 2016.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,667,698 shares of common stock as of August 29, 2017

2

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

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

PreAxia has identified the following “channels” through which it will target prime end market customers:

•	Independent brokers that sell, or desire to sell, Health Spending Accounts
•	Financial advisors who manage funds and advise on tax saving strategies for individuals and corporations
•	Accountants and bookkeepers who regularly advise businesses on financial and operational matters
•	Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement
•	Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products
•	Application providers, including software manufacturers selling into the target vertical markets
•	Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2017 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

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
7

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

Research and Development

For the years ended May 31, 2017, and 2016, we expended $54,743 and $31,643 on research and development.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2017/18 in areas of administration/accounting, business development, operations, sales/marketing, and research/development.

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

Our management evaluated our disclosure controls and procedures as of May 31, 2017 and concluded that as of that date, our disclosure controls and procedures were not effective. In addition, our management evaluated our internal control over financial reporting as of May 31, 2017 and concluded that there were material weaknesses in our internal control over financial reporting as of that date and that our internal control over financial reporting was not effective as of that date. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

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

There is currently no trading market for our common stock. Our common stock is not quoted on any exchange or inter-dealer quotation system. There is no trading market for our common stock on any stock exchange or through any quotation system (including, without limitation, the NASDAQ Stock Market), however our common stock is quoted and traded on the OTC Markets Pink Sheets.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2017 and 2016.

Quarter Ended	High	Low
05/31/2017	$0.00	$0.00
02/28/2017	$0.00	$0.00
11/30/2016	$0.00	$0.00
08/31/2016	$0.00	$0.00
05/31/2016	$0.00	$0.00
02/28/2016	$0.00	$0.00
11/30/2015	$0.00	$0.00
08/31/2015	$0.00	$0.00

Holders of Our Common Stock

As of August 29, 2017, there were 77 holders of record of our common stock and 19,667,698 shares of common stock outstanding.

There is currently only one class of common stock with one vote per share.

Pacific Stock Transfer Company of 6725 Via Austin Parkway, Suite 300, Las Vegas, Nevada 89119, is the registrar and transfer agent for our common shares.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2017.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2017 or 2016.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of developing and marketing of health care processing products and services. We expect to generate revenues during the coming year. Therefore, we will be required to raise a total of $2,757,259 to complete our business plan and pay our existing outstanding debts of approximately $1,207,259. Our working capital requirements for both our company and PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed as follows:

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

Liquidity and Capital Resources

As of May 31, 2017, we had a cash balance of $8,779 compared to $7,151, as at May 31, 2016. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,198,480 as of May 31, 2017 compared with a working capital deficit of $1,665,249 as of May 31, 2016.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve month period. We will not initially have any cash flow from operating activities as we are in the start-up stage with PreAxia Canada. We project that we will require an estimated additional $2,757,259 over the next twelve month period to fund our operating cash shortfall calculated as $1,198,480 to cover our working capital deficit plus $1,550,000 for our projected cash request for the year ended May 31, 2017. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2017 and May 31, 2016 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2017	May 31, 2016
Current Assets	$8,779	$7,151
Current Liabilities	$1,207,259	$1,672,400
Working Capital (deficit)	$(1,198,480)	$(1,665,249)

The decrease in our working deficit of $466,769 was primarily due to the conversion of loans payable to shares.

Cash Flows

	Year Ended	Year Ended
	May 31, 2017	May 31, 2016
Net cash used in Operating Activities	$(118,385)	$(54,692)
Net cash provided by Investing Activities	$—	$—
Net provided by Financing Activities	$121,941	$57,528
Effect of exchange rate on cash	$(1,928)	$1,253
Change in Cash and Cash Equivalents During the Period	$1,628	$4,089

Cash Used in Operating Activities

During the year ended May 31, 2017, we used net cash in operating activities in the amount of $118,385 mainly due to an increase in activities and services which created a net loss of $262,022 which was offset by accounts payable related party of $98,384, accrued interest of $12,056 and amortization of intangibles for $34,050.

Cash Provided by Investing Activities

During the year ended May 31, 2017, cash was not used in investing activities.

Cash from Financing Activities

During the year ended May 31, 2017, $121,941 in cash was provided from financing activities. An amount of $120,785 was received in cash related to the sale of common stock.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2017, which are included herein. Our operating results for the year ended May 31, 2017 and May 31, 2016 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2017 and May 31, 2016 were as follows:

	Year Ended	Year Ended
	May 31, 2017	May 31, 2016%
Consulting Fees	$126,741	$146,442	(14.5)%
Professional Fees	8,990	9,010	(.2)%
Office and Administration	24,901	13,573	83.5%
Research and Development	54,743	31,643	82.5%
Amortization	34,050	34,050	—
	$249,425	$234,718	6.1%

Operating expenses for the 12 months ended May 31, 2017 were $249,425 which is an increase of $14,707 compared to the year ended May 31, 2016. The increase was due to a decrease in consulting fees of $19,701 a decrease in professional fees of $20, increase in office and administration of $11,328, and an increase in research and development of $23,100.

Consulting Fees

Consulting fees decreased by $19,701 in the year ended May 31, 2017 compared to the year ended May 31, 2016, due to a decrease in services related to financial reporting, research, marketing and financing.

Professional Fees

Professional fees decreased by $20 in the year ended May 31, 2017 compared to the year ended May 31, 2016.

Office and Administration

Our office and administration expenses increased by $11,328 in the year ended May 31, 2017 compared to the year ended May 31, 2016, due to an increase in travel expenses and general and administration expenses.

Research and development

Research and Development expenses increased by $23,100 for the year ended May 31, 2017 compared to the year ended May 31, 2016, as a result of platform and software upgrades.

Wages and benefits

There were no wages and benefits for the year ended May 31, 2017 or the year ended May 31, 2016.

Rent

There were no rent expenses for the year ended May 31, 2017 or for the year ended May 31, 2016, as a result of the Calgary office closing.

We have historically incurred losses and have incurred a loss of $3,957,648 from inception to May 31, 2017. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Summary of Critical Accounting Policies

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accounting Firm	F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-12

Heaton & Company, PLLC

240 North East Promontory, Suite 200

Farmington, Utah 84025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Kristofer Heaton, CPA 240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

To The Board of Directors and Stockholders of

Preaxia Health Care Payment Systems, Inc.

We have audited the accompanying consolidated balance sheets of Preaxia Health Care Payment Systems, Inc., (the Company) as of May 31, 2017 and 2016, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Preaxia Health Care Payment Systems, Inc. as of May 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Heaton & Company, PLLC

Farmington, Utah

August 29, 2017

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

May 31, 2017 and May 31, 2016

(Stated in US Dollars)

	May 31, 2017	May 31, 2016

ASSETS

Current Assets
Cash	$8,779	$7,151
Total Current Assets	8,779	7,151

Other Assets
Intangible Software Costs	—	34,050
Total Other Assets	—	34,050

Total Assets	$8,779	$41,201

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$131,219	$222,072
Accounts Payable and Accrued Liabilities – Related Party	—	960,376
Loans Payable	17,280	410,455
Loan Payable - Related Party	1,058,760	—
Subscription Payable	—	35,062
Accrued Interest – Loans Payable	—	44,435

Total Current Liabilities	1,207,259	1,672,400

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value, 75,000,000 Common shares authorized, 19,667,698 and 18,228,882 common shares issued and outstanding at May 31, 2017 and May 31, 2016, respectively	19,668	18,229
Additional Paid-in Capital	2,682,303	1,993,451
Accumulated other Comprehensive Income/(Loss)	57,197	52,747
Retained Deficit	(3,957,648)	(3,695,626)

Total Stockholders’ Deficit	(1,198,480)	(1,631,199)

Total Liabilities and Stockholders’ Deficit	$8,779	$41,201

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	For the year ended
	May 31
	2017	2016

Operating Expenses
Consulting fees	$126,741	$146,442
Professional fees	8,990	9,010
Office and administration	24,901	13,573
Research and development	54,743	31,643
Amortization expense	34,050	34,050
Total Operating Expenses	249,425	234,718

Operating loss	(249,425)	(234,718)

Other Income (Expenses)
Commission income	—	—
Interest expense	(12,597)	(30,880)

Total Other Income (Expenses)	(12,597)	(30,880)

Net loss	$(262,022)	$(265,598)
Other comprehensive income:
Foreign currency translation	4,450	10,613

Comprehensive loss for the period	$(257,572)	$(254,985)

Basic and diluted loss per share	(0.01)	(0.01)
Weighted average number of shares outstanding	18,095,485	17,792,342

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Stated in U.S. Dollars)

	Common Stock		Additional	Accumulated Other
	Shares	Amount	Paid-in Capital	Comprehensive Income	Retained Deficit	Total

Balance, May 31, 2015	17,652,082	$17,652	$1,705,628	$42,134	(3,430,028)	$(1,664,614)

Net Loss for Period					(265,598)	(265,598)
Foreign currency translation				10,613		10,613
Common Shares Issued	576,800	577	287,823			288,400
Balance, May 31, 2016	18,228,882	$18,229	$1,993,451	52,747	$(3,695,626)	$(1,631,199)

Net Loss for Period					(262,022)	(262,022)
Foreign currency translation				4,450		4,450
Forgiveness of Interest			19,524			19,524
Common shares Issued for Debt	875,908	876	514,045			514,921
Common Shares Issued	562,908	563	155,283			155,846
Balance, May 31, 2017	19,667,698	$19,668	$2,682,303	$57,197	$(3,957,648)	$(1,198,480)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year ended
	May 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(262,022)	$(265,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for expenses	—	11,235
Amortization	34,050	34,050
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	98,384	127,032
Increase (decrease) in accounts payable and accrued liabilities	(853)	8,496
Increase (decrease) in accrued interest	12,056	30,093
Cash Flows used in operating activities	(118,385)	(54,692)

Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Cash Received for common shares	121,941	57,528
Cash flows provided by financing activities	121,941	57,528

Effect of exchange rate changes on cash	(1,928)	1,253

Increase (decrease) in cash during the period	1,628	4,089

Cash, beginning of period	7,151	3,062

Cash, end of period	$8,779	$7,151

Supplemental Disclosure:
Non-cash investing and financing activities:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Accounts payable related party converted to loan payable	$1,058,760	$—
Shares issued for stock subscriptions	$35,062	$—
Common stock Issued for Debt including interest	$513,764	$—
Forgiveness of Interest	$19,524	$—

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2017 and 2016

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

As a result, the consolidated results of operations presented at May 31, 2017 and 2016 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2017

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $3,957,648 since inception, has negative working capital of $1,286,555 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

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
May 31, 2017 and 2016

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

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 0 shares of potential common stock equivalents as of May 31, 2017 and 2016, respectively. A separate computation of diluted earnings (loss) per share is not presented since the Company has net losses as the effects would be anti-dilutive.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Intangible Software Costs

Intangible software costs are amortized over a three year period starting June 2014. Amortization for the year ended May 31, 2017 and 2016 was $34,050 and $34,050, respectively.

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
May 31, 2017 and 2016

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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
May 31, 2017 and 2016

Note 1 – Summary of significant accounting policies (Continued)

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2017.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred cumulative net losses of ($3,957,648) since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the design, development and commercialization of its health care payment processing services and products. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 2 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2017, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2016 to May 31, 2017. As at May 31, 2017, Accounts payable – related party includes a total of $1,058,760 due and payable to Mr. Zapatinas. The balance as at May 31, 2016 was $960,376 representing an increase of $98,384 over the prior year.

The Accounts Payable Related Party was converted to a Loan Payable Related Party in the amount of $1,058,760 on May 31, 2017. The Note is noninterest bearing and is payable on demand and can be converted in whole or in part into common shares at $0.10 per share.

As of May 31, 2017, the Company owed loan holders $17,280 compared to $410,455 as at May 31, 2016 a decrease of $393,175. During the year ended May 31, 2017, the Company issued 775,908 shares of common stock to retire $387,954 of debt.

Included in the amount above, the Company had a loan payable to a shareholder of the Company in the amount of $51,849. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. As of May 31, 2017, the Company had accrued interest on the related party loan in the amount of $19,524 compared to $16,873 as at May 31, 2016.

As at May 31, 2017, the above loan in the amount of $51,849 was converted to 103,698 shares of common stock while the interest on the loan in the amount of $19,524 was forgiven by the holder.

As at May 31, 2017, the accounts payable to Mr. Ron Lizee in the amount of $90,000 and the accrued interest of $36,967 were converted to 100,000 shares of common stock.

Included in accounts payable is a payable in the amount of $14,933 to a creditor, which is disputed by the Company and the Company believes the debt will be settled for an amount significantly less than the amount reported in the accounts.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2017 and 2016

Note 3 – Income Taxes

As at May 31, 2017, the Company is in arrears on filing its statutory income tax returns. The Company has incurred substantial net operating losses of approximately $4,000,000 since January 28, 2008 (Date of Inception).

It is management’s intention to hire a tax professional to file these tax returns on its behalf.

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2017	2016

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(1,340,812)	$(1,247,541)
Net operating losses	(142,061)	(93,271)
	(1,482,873)	(1,340,812)

Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	-	-
	(31,760)	(31,760)

Total	(1,514,633)	(1,372,572)
Less: valuation allowance	1,514,633	1,372,572
	$-	$-

During the years ended May 31, 2017 and 2016, the change in valuation allowance was $142,061 and $93,271, respectively.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2017 and 2016

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

During the period ended May 31, 2017 the Company issued 1,438,816 shares of which 875,908 were for the reduction of accounts payable related party and notes payable, and 562,908 for $155,846 in cash received, of which $35,062 was received in the prior year and recorded as subscription payable.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2017, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2017. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2017, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008 through 2017.
24

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	61	Director since January 9, 2007 Officer since January 25, 2008

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2017 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2017 and May 31, 2016 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2017 2016	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000
30

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2017.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve month period ended May 31, 2017.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2017. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 29, 2017, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 29, 2017, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

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

2 Based upon 19,582,088 issued and outstanding shares of common stock as of August 29, 2017

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2017 and the year ended May 31, 2016, our company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to our company for the period June 1, 2016 to May 31, 2017 and $120,000 for management services rendered for the period June 1, 2015 to May 31, 2016. As at May 31, 2017, Note payable – related party includes a total of $1,109591 due and payable to Mr. Zapatinas.

2.	During the year ended May 31, 2012 and the year ended May 31, 2011, Lizée Gauthier, Certified General Accountants, of which our CFO at that time, Ron Lizée is the sole proprietor, invoiced $14,783 for accounting services rendered and $61,759 for accounting services during the year ended May 31, 2011. As at May 31, 2017, accounts payable of $90,000 due and payable to Mr. Lizée has been converted to share in the company.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC for the completed fiscal periods ended May 31, 2017 and May 31, 2016 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2017	Year Ended May 31, 2016
Audit Fees and Audit Related Fees	$8,990	$9,010
Tax Fees	-	-
All Other Fees	-	-
Total	$8,990	$9,010

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
Dated: August 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated: August 29, 2017

