Form 10-Q
period 2017-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2017-10-18
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

or

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

19,667,698 common shares outstanding as of October 16, 2017

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature. Operating results for the three month period ended August 31, 2107 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2018.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2017.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of August 31, 2017(Unaudited) and May 31, 2017	6

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended August 31, 2017 and August 31, 2016	7

Unaudited Consolidated Statements of Cash Flows for the three months ended August 31, 2017 and August 31, 2016	8

Notes to Unaudited Consolidated Financial Statements	9

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Stated in US Dollars)

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

August 31, 2017 and May 31, 2017

(Stated in US Dollars)

	(Unaudited) August 31, 2017	May 31, 2017

ASSETS

Current Assets
Cash	$6,475	$8,779

Total Current Assets	6,475	8,779

Total Assets	$6,475	$8,779

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$131,219	$131,219
Accounts Payable – Related Party (Note 4)	24,530	—
Loans Payable - Shareholders (Note 4)	40,560	17,280
Convertible Note Payable – Related Party (Note 4)	1,058,760	1,058,760

Total Current Liabilities	1,255,069	1,207,259

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value, 75,000,000 common shares authorized, 19,667,698 and 19,667,698 common shares issued and outstanding at August 31, 2017 and May 31, 2017, respectively	19,668	19,668
Additional Paid-in Capital	2,682,303	2,682,303
Accumulated other Comprehensive Loss	57,197	57,197
Retained Deficit	(4,007,762)	(3,957,648)

Total Stockholders’ Deficit	(1,248,594)	(1,198,480)

Total Liabilities and Stockholders’ Deficit	$6,475	$8,779

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended
	August 31, 2017	August 31, 2016

Expenses
Consulting fees	$33,738	$30,500
Professional Fees	3,493	—
Office and administration	6,463	4,362
Research and Development	6,420	6,501
Amortization of Software	—	8,513
Total Operating Loss	50,114	49,876

Operating loss	(50,114)	(49,876)

Other Income (Expenses)
Interest expense	—	(817)
Total Other Income (Expenses)	—	(817)

Net loss	$(50,114)	$(50,693)

Other comprehensive income:
Foreign Currency translation	—	(226)

Comprehensive loss for period	$(50,114)	$(50,919)

Basic and diluted loss per share	(0.00)	(0.00)

Weighted average number of shares outstanding	19,667,698	18,336,320

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended
	August 31,	August 31,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(50,114)	$(50,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	—	8,513
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	24,530	23,133
Increase (decrease) in accounts payable and accrued liabilities	—	(3,415)
Increase (decrease) in accrued interest	—	817
Cash Flows used in operating activities	(25,584)	(21,645)

Cash Flow from Investing Activities
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds received from shareholder loans	23,280	—
Proceeds from sale of common shares	—	19,218
Cash flows provided by financing activities	23,280	19,218

Effect of exchange rate changes on cash	—	(226)

Increase (decrease) in cash during the period	(2,304)	(2,653)

Cash, beginning of period	8,779	7,151

Cash, end of period	$6,475	$4,498

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Accounts payable related party settled with stock	$—	$44,445

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

Note 1 – Organization and Description of Business

PreAxia Health Care Payment Systems Inc. (the “Company”) was incorporated in the State of Nevada on 28 January 2008. The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. The primary operations of the Company will eventually be undertaken by PreAxia Canada Inc (“PreAxia Canada”).  PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. PreAxia Canada Inc. is a wholly owned subsidiary of the Company.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Reclassification

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements of PreAxia Health Care Payment Systems Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended May 31, 2017.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of August 31, 2017, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of August 31, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $4,007,762, has negative working capital of $1,248,594 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.
10

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at August 31, 2017.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 0 shares of potential common stock equivalents related to convertible note payable as of August 31, 2017 and 2016, respectively. A separate computation of diluted earnings (loss) per share is not presented since the Company has net losses as the effects would be anti-dilutive.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years starting June 2014 and has been fully amortized as of August 31, 2017 and May 31, 2017.

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

Note 4 – Related Party Transactions

Accounts Payable - Related Party

As of August 31, 2017 and May 31, 2017, Accounts payable – related party was $24,530 and $0, respectively, due and payable to Mr. Zapatinas. There are no terms of repayment for this payable. During the period ended August 31, 2016, the accounts payable related party was reduced by $44,445 related to the issuance of 88,890 shares of common stock.

Accounts payable related party was increased by $30,000 for consulting services by Mr. Zapatinas and $1,203 for other expenses incurred during the period. The accounts payable related party was also decreased during the period by $6,673 for payments made to Mr. Zapatinas.

Loans Payable - Shareholder

As of August 31, 2017 and May 31, 2017, the Company owed other shareholders $40,560 and $17,280, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

Convertible Note Payable to Related Party

The Convertible Note Payable - Related Party in the amount of $1,058,760 as at August 31, 2017 and May 31, 2017 is noninterest bearing, is payable on demand and can be converted in whole or in part into common shares at $0.10 per share.

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

During the period ended August 31, 2016, the Company issued 127,326 shares of which 88,890 were for the reduction of $44,445 in accounts payable related party and 38,436 for $19,218 in cash received.

Note 6 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through to the date of these financial statements were issued and no additional subsequent events occurred that required disclosure.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2017, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

General Overview

Corporate Overview

Preaxia was incorporated in the State of Nevada on April 3, 2000. On December 11, 2008, the Nevada Secretary of State effected a name change, which had been previously approved by the majority of the stockholders on October 28, 2008.

Our company undertakes all of its operations through its wholly-owned subsidiary, PreAxia Health Care Payment Systems Inc. (“PreAxia Canada”- formerly H Pay Card Inc). PreAxia Canada, prior to being acquired by PreAxia, was a private corporation incorporated pursuant to the laws of the Province of Alberta on January 28, 2008.

General Overview

PreAxia and its wholly owned subsidiary,PreAxia Canada, are both development stage companies. PreAxia Canada is a company, which offers a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of Health Spending Accounts (“HSAs”) and generally as a payment service between health care providers and consumers. Put differently, PreAxia offers a health care payment model that incorporates certain attributes of both PayPal and virtual banking. There is a shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

PreAxia has found a better way to service an existing and growing need. Utilizing the Internet to automate and eliminate paperwork, the company was developed to reflect the growing demand for Health Spending Accounts (“HSAs”) as a tax-free vehicle for managing and controlling health care expenditures.

The growing interest in HSAs has fueled the need for fund management and adjudication services, hence the creation and growth of Third Party Administrators (“TPAs”). The HSA/TPA clients are referred by Brokerage Firms and Independent Brokers, who receive a referral commission. The HSA industry is primarily focused on small to medium-size businesses which can, since 2003, offer HSAs as part of their employee benefits package. The incentive for a traditional insurer such as Manulife to service the small to medium-size employer (under 50 lives) with anything other than their traditional, premium-driven health insurance products is on the whole too small to warrant significant (i.e. costly) marketing efforts or the introduction of competing HSA-type products.

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

Description of Health Spending Account (“HSA”)

An HSA is a uniquely designed bank account established exclusively and specifically for the purpose of health care spending; an employer deposits funds into a special account for the employee; These funds can be used to pay for eligible medical and related health care expenses for the employee and their dependents. The funds in the HSA can be used to top up existing group coverage by covering residual amounts on prescription drugs, eyeglasses and hearing aids or to pay for medical, vision and dental expenses that otherwise may not be covered under the group benefit plan. Traditional health plan users pay premiums into a plan but do not see a return on money unless there is an issue with their health. In addition, most plans are established so that monies deposited into a plan by an employee are non-transferable upon the employee’s change of employment. HSAs provide employers and employees with greater control in both the amount of funds invested and how these funds are used.

Services and infrastructure provided by PreAxia will enable insurance companies, governments and corporations to replace cash and cheque payments and to eliminate all paper involved in the management of these accounts and benefit through savings in time and money. Our company’s plans are to provide instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time. The beneficiary will select a personal identification number (“PIN”) using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded.

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

PreAxia has identified the following “channels” through which it will target prime end market customers:

  Benefits managers/adjudicators, including insurance, health or outsources government benefits processors that manage benefits disbursement
  Issuer banks, including partner banks that enable the issuance of Health Cards
  Application providers, including software manufacturers selling into the target vertical markets
  Independent brokers that sell, or desire to sell, Health Spending Accounts
  Financial advisors who manage funds and advise on tax saving strategies for individuals and corporations
  Accountants and bookkeepers who regularly advise businesses on financial and operational matters
  MGAs that provide services and education to the broker community
  Professional services, including consulting, development and implementation companies serving the target vertical markets

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

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the service offerings in the marketplace. Our company is taking a different approach by providing a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market. In addition,,PreAxia is taking a unique approach by focusing exclusively on Health Spending Accounts and making it available on a Cloud Computing platform that provides both the sellers and users of this product with a superior offering. PreAxia also offers a differentiating USP to brokers by operating in a non-competitive position thereby acting as a partner to the brokers that ultimately sell HSAs. As awareness of PreAxia’s product grows in the marketplace, the company will seek out opportunities to expand its market share by integrating with the group benefits industry. The company also intends to expand its offering to markets in the USA and elsewhere. The following are some of the providers of products and services that are or may be potential competitors in PreAxia’s target markets:

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

Intellectual Property and Patent Protection

At present, PreAxia has two trademarks pending. One is for the company name (PreAxia) and another is for the company logo design.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans;

(b)	Penetrate the health care processing markets in Canada, the United States and worldwide, by continuing to develop innovative health care processing products and services;

(c)	Build up a network of strategic alliances with several types of health insurance companies, governments and other alliances in various vertical markets; and

(d)	Fill the positions of senior management sales, administrative and engineering positions.

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $2,805,069 to complete our business plan and pay our outstanding debts of approximately $1,255,069.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of August 31, 2017, PreAxia’s cash balance was $6,475 compared to $8,779 as at May 31, 2017.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,248,594 as of August 31, 2017 compared with a working capital deficit of $1,198,480 as of May 31, 2017.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated additional $1,550,000 over the next twelve-month period to fund our operating cash shortfall and to complete our business plan.  Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at August 31, 2017 compared to May 31, 2017 is summarized as follows:

Working Capital

	August 31, 2017	May 31, 2017

Current Assets	$6,475	$8,779
Current Liabilities	(1,255,069)	(1,207,259)
Working Capital (deficit)	$(1,248,594)	$(1,198,480)

The increase in our working capital deficit of $50,114 was primarily due to an increase in our accounts payable related party and an increase in loans payable from shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended August 31, 2017 and 2016.

For the three month period ended August 31, 2017 and August 31, 2016

Our operating results for the three month period ended August 31, 2017 compared to the three month period ended August 31, 2016 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended August 31, 2017 was $50,114 compared to $49,876 for the three month period ended August 31, 2016. The increase in loss of $238 for the three month period ending August 31, 2017 is due to an increase in expenses of $3,238 in consulting fees, a decrease in research and development of $81 an increase of $2,101 in office and administration fees, an increase in professional fees of $3,493 and a decrease in amortization of software of $8,513.

Consulting Fees

Consulting Fees during the three month period ended August 31, 2017 increased by $3,238 over the three month period ended August 31, 2016, related to the completion of marketing strategies.

Research and Development

Research and Development expenses during the three month period ended August 31, 2017 decreased by $81 over the three month period ended August 31, 2016, as web updates were completed and development of the platform was completed.

Wages and Benefits

There were no wages and benefits during the three month period ended August 31, 2017 or August 31, 2016.

Office and Administration

Office and administration expenses increased by $2,101 for the period ended August 31, 2017 compared to August 31, 2016, due to an increase in travel expenses.

Professional Fees

Professional fees during the three months ended August 31, 2017 increased by $3,493 compared to August 31, 2016 because of additional services provided by the Company's auditors and accountants.

Amortization of Software

Amortization of software expenses of $nil as the software was fully amortized at the end of May 31, 2017 Amortization expenses for the period August 31, 2016 were $8,513 and this resulted in a decrease in expenses of a similar amount in the three month period ended August 31, 2017.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

PreAxia recognizes revenue in accordance with the provision of the Securities and Exchange Commission, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  This provision requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being August 31, 2017. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended August 31, 2017 the Company did not issue any shares of its Capital Stock.

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

Date: October 18, 2017

