Form 10-Q
period 2017-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2018-01-16
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

or

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

19,667,698 common shares outstanding as of January 8, 2018

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2018.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2017.

Page
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of November 30, 2017 (Unaudited) and May 31, 2017	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended November 30, 2017 and November 30, 2016	F-2

Unaudited Consolidated Statements of Cash Flows for the six months ended November 30, 2017 and November 30, 2016	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

November 30, 2017 and May 31, 2017

(Stated in US Dollars)

	(Unaudited) November 30, 2017	May 31, 2017

ASSETS

Current Assets
Cash	$2,596	$8,779

Total Current Assets	2,596	8,779

Total Assets	$2,596	$8,779

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$131,219	$131,219
Accounts Payable – Related Party (Note 4)	52,228	—
Loans Payable - Shareholders	51,708	17,280
Convertible Loan Payable – Related Party	1,058,760	1,058,760
Total Current Liabilities	1,293,915	1,207,259

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value, 75,000,000 common shares authorized 19,667,698 common shares issued and outstanding at November 30, 2017 and May 31, 2017, respectively	19,668	19,668
Additional Paid-in Capital	2,682,303	2,682,303
Accumulated other Comprehensive Loss	57,197	57,197
Retained Deficit	(4,050,487)	(3,957,648)

Total Stockholders’ Deficit	(1,291,319)	(1,198,480)

Total Liabilities and Stockholders’ Deficit	$2,596	$8,779

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	Three months ended		Six months ended
	November 30,		November 30,
	2017	2016	2017	2016

Expenses
Consulting fees	$30,796	$31,500	$64,534	$62,000
Professional Fees	—	6,000	3,493	6,000
Office and administration	5,713	8,920	12,176	13,283
Research and Development	6,216	13,531	12,636	20,031
Amortization of Software	—	8,512	—	17,025
Total Operating Loss	42,725	(68,463)	(92,839)	(118,339)

Operating loss	(42,725)	(68,463)	(92,839)	(118,339)

Other Income (Expenses)
Interest expense	—	(790)	—	(1,608)
Total Other Income (Expenses)	—	(790)	—	(1,608)

Net loss	$(42,725)	$(69,253)	$(92,839)	$(119,947)

Other comprehensive income:
Foreign Currency translation	—	4,737	—	4,511

Comprehensive loss for period	$(42,725)	$(64,516)	$(92,839)	$(115,436)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding	19,667,698	18,426,320	19,667,698	18,377,320

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	Six months ended
	November 30,
	2017	2016

Cash Flows from Operating Activities
Net loss	$(92,839)	$(119,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	—	17,025
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable – related party	52,228	52,916
Increase (decrease) in accounts payable and accrued liabilities	—	1,382
Increase (decrease) in accrued interest	—	1,178
Cash Flows used in operating activities	(40,611)	(47,446)

Cash Flow from Investing Activities
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from shareholder loans	34,428	—
Proceeds from sale of common shares	—	45,557
Cash flows provided by financing activities	34,428	45,557

Effect of exchange rate changes on cash	—	233

Increase (decrease) in cash during the period	(6,183)	(1,656)

Cash, beginning of period	8,779	7,151

Cash, end of period	$2,596	$5,495

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Accounts payable related party settled with stock	$—	$44,445

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2017

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of November 30, 2017, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of November 30, 2017, the Company had not yet achieved profitable operations, has accumulated losses of $4,050,487, has negative working capital of $1,291,319 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 0 shares of potential common stock equivalents related to convertible related party loans as of November 30, 2017 and 2016, respectively. A separate computation of diluted earnings (loss) per share is not presented since the Company has net losses as the effects would be anti-dilutive.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years starting June 2014 and has been fully amortized as of November 30, 2017 and May 31, 2017.

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

The Company determined that there were no impairments of long-lived assets as of November 30, 2017.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

As of November 30, 2017 and May 31, 2017, Accounts payable – related party totaled $52,228 and $0, respectively, due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

Accounts payable - related party was increased by $60,000 for consulting services by Mr. Zapatinas and $2,406 for other expenses incurred during the period. The accounts payable - related party was also decreased during the period by $10,178 for payments made to Mr. Zapatinas.

As of November 30, 2016, the accounts payable - related party was reduced by $44,445 related to the issuance of 88,890 shares of common stock.

Loans Payable - Shareholders

As of November 30, 2017 and May 31, 2017, the Company owed other shareholders $51,708 and $17,280, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

Convertible Loan Payable – Related Party

The Convertible Note Payable - Related Party in the amount of $1,058,760 as at November 31, 2017 and May 31, 2017 is noninterest bearing, is payable on demand and can be converted in whole or in part into common shares at $0.10 per share.

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

During the period ended November 30, 2016, the Company issued 127,326 shares of which 88,890 were for the reduction of $44,445 in accounts payable related party and 38,436 for $19,218 in cash received. The Company also received an additional $26,339 for 51,679 shares to be issued as discussed below.

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

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through to the date of these financial statements were issued were issued pursuant to the requirements of ASC Topic 855 and no additional subsequent events occurred that required disclosure.

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

General Overview

PreAxia and its wholly owned subsidiary, PreAxia Canada, are both development stage companies. PreAxia Canada is a company, which offers a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of Health Spending Accounts (“HSAs”) and generally as a payment service between health care providers and consumers. Put differently, PreAxia offers a health care payment model that incorporates certain attributes of both PayPal and virtual banking. There is a shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $2,843,915 to complete our business plan and pay our outstanding debts of approximately $1,293,915.   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of November 30, 2017, PreAxia’s cash balance was $2,596 compared to $8,779 as at May 31, 2017.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,291,319 as of November 30, 2017 compared with a working capital deficit of $1,198,480 as of May 31, 2017.

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

Our working capital (deficit) as at November 30, 2017 compared to May 31, 2017 is summarized as follows:

Working Capital

	November 30, 2017	May 31, 2017

Current Assets	$2,596	$8,779
Current Liabilities	(1,293,915)	(1,207,259)
Working Capital (deficit)	$(1,291,319)	$(1,198,480)

The increase in our working capital deficit of $92,839 was primarily due to an increase in our accounts payable related party and an increase in loans payable from shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three months ended November 30, 2017 and 2016.

For the three month period ended November 30, 2017 and November 30, 2016

Our operating results for the three month period ended November 30, 2017 compared to the three month period ended November 30, 2016 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

The operating loss for the three month period ended, November 30, 2017 was $42,725 compared to $68,463 for the three month period ended November 30, 2016. The decrease in loss of $25,738 for the three month period ending November 30, 2017 is due to a decrease in expenses of $6,000 in professional fees, a decrease in research and development of $7,315, a decrease of $3,207 in office and administration fees, a decrease in consulting fees of $704 and a decrease in amortization of software of $8,512.

Consulting Fees

Consulting Fees during the three-month period ended November 30, 2017 decreased by $704 over the three-month period ended November 30, 2016, related to the completion of marketing strategies.

Research and Development

Research and Development expenses during the three month period ended November 30, 2017 decreased by $7,315 over the three month period ended November 30, 2016, as web updates were completed and development of the platform was completed.

Wages and Benefits

There were no wages and benefits during the three month period ended November 30, 2017 or November 30, 2016.

Office and Administration

Office and administration expenses decreased by $3,207 for the period ended November 30, 2017 compared to November 30, 2016, due to a decrease in travel expenses.

Professional Fees

Professional fees during the three months ended November 30, 2017 decreased by $6,000 compared to November 30, 2016.

Amortization of Software

Amortization of software expenses of $nil as the software was fully amortized at the end of May 31, 2017 Amortization expenses for the period November 30, 2016 were $8,512 and this resulted in a decrease in expenses of a similar amount in the three month period ended November 30, 2017.

For the six-month period ended November 30, 2017 and November 30, 2016

Our operating results for the six month period ended November 30, 2017 compared to the six month period ended November 30, 2016 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six month period ended November 30, 2017 was $92,839 compared to $118,339 for the six month period ended November 30, 2016. The decrease in loss of $25,500 for the six month period ending November 30, 2017 is due to an increase in expenses of $2,534 in consulting fees, a decrease in research and development costs of $7,395, a decrease in professional fees of $2,507, a decrease in office and administration fees of $1,107 and a decrease in amortization of software of $17,025.

Research and Development

Research and Development expenses during the six month period ended November 30, 2017 decreased by $7,395 over the six month period ended November 30, 2016, as updates and license fees for major project components were completed.

Wages and Benefits

There were no wages and benefits during the six month period ended November 30, 2017 or November 30, 2016.

Office and Administration

Office and administration expenses decreased by $1,107 for the period ended November 30, 2017 compared to November 30, 2016, due to an increase in travel expenses.

Professional Fees

Professional fees during the six months ended November 30, 2017 decreased by $2,507 compared to November 30, 2016.

Rent

There were no rent expenses during the six months ended November 30, 2017 or November 30, 2016 due to the closure of the Calgary main office.

Amortization of Software

Amortization of software expenses of $17,025 were incurred for the six months ended November 30, 2016 and there was no amortization of software expenses for the six months ended November 30, 2017 as amortization of the. Software was completed by May 31, 2017.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

PreAxia recognizes revenue in accordance with the provision of the Securities and Exchange Commission, which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  This provision requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured

Research and development

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years starting June 2014 and has been fully amortized as of May 31, 2017 November 30, 2017.

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

Our company determined that our disclosure controls and procedures were not effective as of November 30, 2017 due to the following two material weaknesses in our internal control over financial reporting that we identified in our annual report on Form 10-K for the fiscal year ended May 31, 2017: (i) we do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and (ii) we failed to file our corporate tax returns for the years 2008 through 2017. As we disclosed in our annual report on Form 10-K for the fiscal year ended May 31, 2017, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these material weaknesses. In particular, we intend to hire staff with U.S. GAAP expertise if we can obtain additional financing and hire professionals to prepare and complete the filing of our corporate tax returns.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal six month period ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended November 30, 2017 the Company did not issue any shares of its Capital Stock.

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

Date: January 16, 2018

