Form 10-Q
period 2018-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2018-04-16
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

or

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

19,667,698 common shares outstanding as of April 16, 2018

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2018.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2017.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets as of February 28, 2018 (Unaudited) and May 31, 2017	F-1

Unaudited Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 28, 2018 and February 28, 2017	F-2

Unaudited Consolidated Statements of Cash Flows for the nine months ended February 28, 2018 and February 28, 2017	F-3

Notes to Unaudited Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Stated in US Dollars)

5

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

February 28, 2018 and May 31, 2017

(Stated in US Dollars)

	(Unaudited) February 28, 2018	May 31, 2017

ASSETS

Current Assets
Cash	$1,680	$8,779

Total Current Assets	1,680	8,779

Total Assets	$1,680	$8,779

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$131,219	$131,219
Accounts Payable – Related Party	81,575	—
Loans Payable - Shareholders	71,518	17,280
Convertible Note Payable – Related Party	1,058,760	1,058,760

Total Current Liabilities	1,343,072	1,207,259

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value 75,000,000 common shares authorized
19,667,698 common shares issued and outstanding at February 28, 2018 and May 31, 2017,	19,668	19,668
Additional Paid-in Capital	2,682,303	2,682,303
Accumulated other Comprehensive Loss	57,197	57,197
Retained Deficit	(4,100,560)	(3,957,648,	)

Total Stockholders’ Deficit	(1,341,392)	(1,198,480)

Total Liabilities and Stockholders’ Deficit	$1,680	$8,779

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017
Expenses
Consulting fees	$31,912	$32,000	$96,446	$94,000
Professional Fees	1,589	1,490	5,082	7,490
Office and administration	7,111	6,741	19,287	20,022
Research and Development	9,461	18,180	22,097	38,212
Amortization of Software	—	8,513	—	25,538
Total Operating Loss	(50,073)	(66,924)	(142,912)	(185,262)

Operating loss	(50,073)	(66,924)	(142,912)	(185,262)

Other Income (Expenses)
Interest expense	—	(790)	—	(2,398)
Total Other Income (Expenses)	—	(790)	—	(2,398)

Net loss	$(50,073)	$(67,714)	$(142,912)	$(187,660)

Other comprehensive income:
Foreign Currency translation	—	(2,978)	—	1,532

Comprehensive loss for period	$(50,073)	$(70,692)	$(142,912)	$(186,128)

Basic and diluted loss per share	(0.00)	(0.00)	(0.00)	$(0.01)
Weighted average number of shares outstanding	19,667,698	18,426,320	19,667,698	18,377,320

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Stated in U.S. Dollars)

	For the Nine Months Ended
	February 28,	February 28,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(142,912)	$(187,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of Software	—	25,538
Changes in operating assets and liabilities:
Increase in accounts payable – related party	81,575	74,545
Increase (decrease) in accounts payable and accrued liabilities	—	(1,696)
Increase (decrease) in subscription payable	—	19,012
Increase (decrease) in accrued interest	—	2,167
Cash Flows used in operating activities	(61,337)	(68,094)

Cash Flow from Investing Activities
Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Proceeds from shareholder loans	54,238	—
Proceeds from sale of common shares	—	83,540
Cash flows provided by financing activities	54,238	83,540

Effect of exchange rate changes on cash	—	(860)

Increase (decrease) in cash during the period	(7,099)	14,586

Cash, beginning of period	8,779	7,151

Cash, end of period	$1,680	$21,737

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

None-cash investing and financing activities
Shares issued for subscription payable	$—	$35,062
Accounts payable related party settled with stock	$—	$82,802

SEE ACCOMPANYING NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of February 28, 2018, and the results of operations, and cash flows presented herein have been included in the consolidated financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and PreAxia Canada. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  As of February 28, 2018, the Company had not yet achieved profitable operations, has accumulated losses of $4,100,560, has negative working capital of $1,341,392 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reportingdate. the rerereportingdate date date date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at February 28, 2018.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 0 shares of potential common stock equivalents related to convertible related party loans as of February 28, 2018 and 2017, respectively. A separate computation of diluted earnings (loss) per share is not presented since the Company has net losses as the effects would be anti-dilutive.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. The software is being amortized over three years starting June 2014 and has been fully amortized as of February 28, 2018 and May 31, 2017.

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

The Company determined that there were no impairments of long-lived assets as of February 28, 2018.

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

Note 4 – Related Party Transactions

Accounts Payable to Related Parties

As of February 28, 2018, Accounts payable – related party totals $81,575 due and payable to Mr. Zapatinas. There are no terms of repayment for this payable.

Accounts payable-related party was increased by $90,000 for consulting services by Mr. Zapatinas and $3,892 for other expenses incurred during the period. The accounts payable related party was also decreased during the period by $12,317 for payments made to Mr. Zapatinas.

During the nine month period ended May 31, 2017, the accounts payable - related party was reduced by $82,802 related to the issuance of 165,604 shares of common stock.

Loans Payable – Shareholders

As of February 28, 2018 and May 31, 2017, the Company owed other shareholders $71,518 and $17,280, respectively. The terms of repayment are 30 days after demand is made by the shareholder.

Convertible Note Payable - Related Party

The Convertible Note Payable - Related Party in the amount of $1,058,760 as at February 28, 2018 and May 31, 2017 is noninterest bearing, is payable on demand and can be converted in whole or in part into common shares at $0.10 per share.

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

During the period ended February 28, 2017, the Company issued 402,808 shares of which 165,604 shares were for the reduction of $82,802 in accounts payable related party, 70,124 shares for $35,062 received in the prior year and 167,079 shares for $83,540 cash received in the current year. The Company also received an additional $19,012 for 38,025 shares to be issued as follows: On February 21, 2017, the Company recorded the receipt of $19,012 in cash for 38,025 shares. The shares were issued on March 13, 2017.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,550,000 in implementing our business plan of development and marketing of health care processing products and services.  We do not expect to generate any revenues this year, therefore we will be required to raise a total of $2,805,069 to complete our business plan and pay our outstanding debts of approximately $1,343,072   Our working capital requirements for PreAxia Canada for the next twelve months are estimated at $1,550,000 distributed, as follows:

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

Liquidity and Capital Resources

As of February 28, 2018, PreAxia’s cash balance was $1,680 compared to $8,779 as at May 31, 2017.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,341,392 as of February 28, 2018 compared with a working capital deficit of $1,198,480 as of May 31, 2017.

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

Our working capital (deficit) as at February 28, 2018 compared to May 31, 2017 is summarized as follows:

Working Capital

	February 28, 2018	May 31, 2017

Current Assets	$1,680	$8,779
Current Liabilities	(1,343,072)	(1,207,259)
Working Capital (deficit)	$(1,341,392)	$(1,198,480)

The increase in our working capital deficit of $142,912 was primarily due to an increase in our accounts payable related party and an increase in loans payable from shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2017.

For the three month period ended February 28, 2018 and February 28, 2017

Our operating results for the three month period ended February 28, 2018 compared to the three month period ended February 28, 2017 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended February 28, 2018 was $50,073 compared to $66,924 for the three month period ended February 28, 2017. The decrease in loss of $16,851 for the three month period ending February 28, 2018 is due to a decrease in expenses of $88 in consulting fees, an increase in professional fees of $99, a decrease in research and development of $8,719 an increase of $370  in office and administration fees, and a decrease in amortization of software of $8,513.

Consulting Fees

Consulting Fees during the three-month period ended February 28, 2018 decreased by $99 over the three-month period ended February 28, 2017, related to the completion of marketing strategies.

Research and Development

Research and Development expenses during the three month period ended February 28, 2108 decreased by $8,719 over the three month period ended February, 2017, as web updates were completed and development of the platform was completed.

Wages and Benefits

There were no wages and benefits during the three month period ended February 28, 2018 or February 28, 2017.

Office and Administration

Office and administration expenses increased by $370  for the period ended February 28, 2018 compared to February 28, 2017, due to an increase in travel expenses.

Professional Fees

Professional fees during the three months ended February 28, 2018 increased by by $99 compared to February 28, 2017.

Amortization of Software

Amortization of software expenses of $nil as the software was fully amortized at the end of May 31, 2017. Amortization expense for the period February 28,2017 were $8,513 and this resulted in a decrease in expenses of a similar amount in the three month period ended February 28, 2018.

Interest Expense

Interest expense of $790 was incurred in the three month period ended February 28, 2017 and no interest expense was incurred in the three month period ended February 28, 2018.

Foreign Currency Translation

A Foreign currency Translation Loss of $2,978 in the nine month period ended February 28, 2017 and there was not a Foreign Currency Translation loss or gain in the nine month period ended February 28, 2018.

For the nine month period ended February 28, 2018 and February 28, 2017

Our operating results for the nine month period ended February 28, 2018 compared to the nine month period ended February 28, 2017 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine month period ended February 28, 2018 was $142,912 compared to $185,262 for the nine month period ended February 28, 2017 The decrease in loss of $42,350 for the nine month period ending February 28, 2018 is due to an increase in expenses of $2,446 in consulting fees, a decrease in research and development costs of $16,115, a decrease in professional fees of $2,408, a decrease in office and administration fees of $735  and a decrease in amortization of software of $25,538.

Research and Development

Research and Development expenses during the nine month period ended February 28, 2018 decreased by $16,115 over the nine month period ended February 28, 2017 as updates and license fees for major project components were completed.

Wages and Benefits

There were no wages and benefits during the nine month period ended February 28, 2018 or February 28, 2017.

Office and Administration

Office and administration expenses decreased by $734 for the period ended February 28, 2018 compared to February 28, 2017, due to a reduction in travel expenses.

Professional Fees

Professional fees during the nine months ended February 28, 2018, decreased by $2,408 compared to February 28, 2017, due to a reduction in professional fees required.

Rent

There were no rent expenses during the nine months ended February 28, 2018 or February 28, 2017 due to the closure of the Calgary main office.

Interest Expense

Interest expense of $2,398 was incurred in the nine month period ended February 28, 2017 and no interest expense was incurred in the nine month period ended February 28, 2018.

Amortization of Software

Amortization of software expenses of $25,538 were incurred for the nine months ended February 28, 2017 and there was no amortization of software expenses for the nine months ended February 2018, 2018 as amortization of the Software was completed by May 31, 2017.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

PreAxia recognizes revenue in accordance with the provision of the Securities and Exchange Commission,,which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  This provision requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured

Software Development Costs

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, being February 28, 2018. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fiscal nine month period ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended February 28, 2018 the Company did not issue any shares of its Capital Stock.

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

Date: April 16, 2018

