Form 10-K
period 2018-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2018-09-13
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $13,767,388 on November 30, 2017.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,667,698 shares of common stock as of September 13, 2018

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

PreAxia’s marketing strategy is to promote its existing platform direct to consumers and businesses, and to the groups that most need access to it. Specifically, independent brokers, financial advisors and small to medium sized businesses need access. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

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
4

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2018 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

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

Canadian Market:

  Pay Linx Financial Corporation is presently inactive, but was a company offering prepaid debit card payment solutions that integrated into the Interac and MasterCard financial networks in North America. Pay Linx Financial Corporation was presently 27.0% owned by Royal Bank of Canada and provided services to Royal Bank of Canada for Canadian governments through Quick Linx TM, replacing cheque and voucher payments.
  Direct Cash Income Fund offers prepaid debit and credit cards and processes cash card transactions. In addition, Direct Cash Income Fund provides ATM and debit terminal transaction processing, sales and maintenance.
  Card One Plus Ltd. offers prepaid debit card products designed to support merchant specific programs, including card graphics and merchant account management. These products are certified for acceptance on multiple card scheme and ATM networks.
  Hyper WALLET Systems Inc. offers a product offering “flexible debit card payment solutions” through Alterna Savings, HSBC and the Credit Union Central of British Columbia, Canada. It also offers pre- authorized debit, credit card, EFT and bill payment services.
  Next Wave Wireless Inc. is a joint venture between Money Mart and Data Wave Systems Inc., established to provide card issuance solutions including prepaid debit and credit cards. ”Next Wave Titanium” prepaid cards issued by Money Mart support loading from Money Mart transactions, such as cheque cashing, bill payment and ATM cash withdrawal.
  Data Wave Systems Inc. provides prepaid card products for scheme cards as well as prepaid phone cards and prepaid wireless airtime. It offers “instant activation” through retail point of sale (“POS”) terminals. Data Wave Systems Inc. is owned by InComm, a global provider of prepaid services. Data Wave Systems Inc. also powers the Peoples Trust Company’s card service initiative, “Horizon Plus”, which is the contracted provider of “Titanium” card services.

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

Research and Development

For the years ended May 31, 2018, and 2017, we expended $38,067 and $54,743 on research and development.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2018 and 2019 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Although much of the research and development and the building of our system have been completed, our Calgary office closed during the 2017 fiscal year and we presently operate out of remote employment sites.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2018 and 2017.

Quarter Ended	High	Low
05/31/2018	$0.00	$0.00
02/28/2018	$0.00	$0.00
11/30/2017	$0.00	$0.00
08/31/2017	$0.00	$0.00
05/31/2017	$0.00	$0.00
02/28/2017	$0.00	$0.00
11/30/2016	$0.00	$0.00
08/31/2016	$0.00	$0.00

Holders of Our Common Stock

As of September 13, 2018, there were 77 holders of record of our common stock and 19,667,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as at May 31, 2018.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2018 or 2017.

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

Cash Requirements

After a further review of business opportunities with industry consultants, for the next twelve months and given that we meet our forecasted expenses, we plan to spend a total of approximately $1,450,000 in implementing our business plan of developing and marketing of health care processing products and services. We expect to generate revenues during the coming year. Therefore, we will be required to raise a total of $2,850,196 to complete our business plan and pay our existing outstanding debts of approximately $1,407,804. Our working capital requirements for both our company and PreAxia Canada for the next twelve months are estimated at $1,450,000 distributed as follows:

Estimated Expenses
General and Administrative	$300,000
Research and Development	$200,000
Marketing and Education	$850,000
Professional Services	$100,000
Total	$1,450,000

Our estimated expenses over the next twelve months are broken down as follows:

1.	General and Administrative We anticipate spending approximately $300,000 on general and administration costs in the next twelve months, which will include office rent, office supplies, transfer agents, filing fees, bank service charges, salary for our administrator, interest expense and travel, which includes airfare, meals, car rentals and accommodations.
9

2.	Research and Development We anticipate that we may spend approximately $200,000 in the next twelve months in the maintenance of our development and additional acquisition of software for our processing services and products.

3.	Marketing and Education We anticipate spending approximately $850,000 on the costs of staff and personnel marketing and promoting our company, our products and services, and educating the public to attract new accounts, including staff and personnel.

4.	Professional Services We anticipate that we may spend up to $100,000 in cash and/or stock based compensation over the next twelve months for professional services, consulting fees, accounting, auditing and legal fees.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Liquidity and Capital Resources

As of May 31, 2018, we had a cash balance of $7,608 compared to $8,779, as at May 31, 2017. PreAxia Canada will be required to raise capital to fund our operations. We had a working capital deficit of $1,400,196 as of May 31, 2018 compared with a working capital deficit of $1,198,480 of May 31, 2017.

Our company currently has little cash on hand. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, and our ability to achieve and maintain profitable operations. Our company’s cash and cash equivalents will not be sufficient to meet our working capital requirements for the next twelve-month period. We will not initially have any cash flow from operating activities as we are in the start-up stage with PreAxia Canada. We project that we will require an estimated additional $2,850,196 over the next twelve-month period to fund our operating cash shortfall calculated as $1,400,196 to cover our working capital deficit plus $1,450,000 for our projected cash request for the upcoming year ended May 31, 2019. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as our company may determine.

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

Our financial condition as at May 31, 2018 and May 31, 2017 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	May 31, 2018	May 31, 2017
Current Assets	$7,608	$8,779
Current Liabilities	$1,407,804	$1,207,259
Working Capital (Deficit)	$(1,400,196)	$(1,198,480)

The increase in our working deficit of $201,716 was primarily due to the increase in the short term debt, which resulted from an operating loss of $201,716.

Cash Flows

	Year Ended	Year Ended
	May 31, 2018	May 31, 2017
Net cash used in Operating Activities	$(70,955)	$(118,385)
Net provided by Financing Activities	$69,784	$121,941
Effect of exchange rate on cash	$—	$(1,928)
Change in Cash and Cash Equivalents During the Period	$(1,171)	$1,628

Cash Used in Operating Activities

During the year ended May 31, 2018, we used net cash in operating activities in the amount of $70,955 mainly due to an increase in activities and services which created a net loss of $201,716 which was offset by accounts payable and accrued liabilities - related party of $119,121 and accounts payable and accrued liabilities of $11,640.

Cash Provided by Investing Activities

During the year ended May 31, 2018, cash was not used in investing activities.

Cash from Financing Activities

During the year ended May 31, 2018, $69,784 in cash was provided from financing activities.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended May 31, 2018, which are included herein. Our operating results for the year ended May 31, 2018 and May 31, 2017 are described below.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Care software and obtained new customers.

Expenses

Our expenses for the 12 months ended May 31, 2018 and May 31, 2017 were as follows:

	Year Ended	Year Ended
	May 31, 2018	May 31, 2017%
Consulting Fees	$128,000	$126,741	0.01%
Professional Fees	9,082	8,990	0.01%
Office and Administration	26,567	24,900	6.7%
Research and Development	38,067	54,743	(30.5)%
Amortization	—	34,050	(100.0)%
Total	$201,716	$249,424	(19.1)%

Operating expenses for the 12 months ended May 31, 2018 were $201,716 which is a decrease of $47,708 compared to the year ended May 31, 2017. The decrease was due to an increase in consulting fees of $1,259, an increase in professional fees of $92, an increase in office and administration of $1,667, a decrease in research and development of $16,676 and a decrease of $34,050 in amortization.

Consulting Fees

Consulting fees increased by $1,259 in the year ended May 31, 2018 compared to the year ended May 31, 2017, due to a modest increase in services related to financial reporting, research, marketing and financing.

Professional Fees

Professional fees increased by $92 in the year ended May 31, 2018 compared to the year ended May 31, 2017.

Office and Administration

Our office and administration expenses increased by $1,667 in the year ended May 31, 2018 compared to the year ended May 31, 2017, due to an increase in travel expenses offset by a decrease in other general and administration expenses.

Research and development

Research and Development expenses decreased by $16,676 for the year ended May 31, 2018 compared to the year ended May 31, 2017, as a result of a reduction in research and development activities.

Amortization

Amortization decreased by $34,050 in the year ended May 31, 2018 as a result of the assets related to the amortization were fully amortized in the year ended May 31, 2017.

Wages and benefits

There were no wages and benefits for the year ended May 31, 2018 or the year ended May 31, 2017.

Rent

There were no rent expenses for the year ended May 31, 2018 or for the year ended May 31, 2017, as a result of the Calgary office closing.

We have historically incurred losses and have incurred a loss of $4,159,364 from inception to May 31, 2018. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

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

Critical Accounting Policies

Use of Estimates in the preparation of the financial statements

The preparation of our company's financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

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

Capitalized software costs are stated at cost.  The estimated useful life of costs capitalized is evaluated for each specific project. Intangible software costs were amortized over a three-year period starting in June 2014.

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

To The Board of Directors and Stockholders of

PreAxia Health Care Payment Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PreAxia Health Care Payment Systems (the “Company”) as of May 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended May 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not established an ongoing source of revenues sufficient to cover its operating expenses. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015

Farmington, Utah

September 13, 2018

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED BALANCE SHEETS

May 31, 2018 and May 31, 2017

(Stated in US Dollars)

	May 31, 2018	May 31, 2017

ASSETS
Current Assets
Cash	$7,608	$8,779
Total Current Assets	7,608	8,779

Total Assets	$7,608	$8,779

LIABILITIES

Current Liabilities
Accounts Payable and Accrued Liabilities	$142,859	$131,219
Accounts Payable and Accrued Liabilities – Related Party	119,121	—
Loans Payable	87,064	17,280
Note Payable - Related Party	1,058,760	1,058,760

Total Current Liabilities	1,407,804	1,207,259

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value, 75,000,000 Common shares authorized
19,667,698 common shares issued and outstanding at May 31, 2018 and May 31, 2017, respectively	19,668	19,668
Additional Paid-in Capital	2,682,303	2,682,303
Accumulated other Comprehensive Income/(Loss)	57,197	57,197
Retained Deficit	(4,159,364)	(3,957,648)

Total Stockholders’ Deficit	(1,400,196)	(1,198,480)

Total Liabilities and Stockholders’ Deficit	$7,608	$8,779

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Stated in U.S. Dollars)

	For the years ended
	May 31,
	2018	2017

Operating Expenses
Consulting fees	$128,000	$126,741
Professional fees	9,082	8,990
Office and administration	26,567	24,901
Research and development	38,067	54,743
Amortization expense	—	34,050
Total Operating Expenses	201,716	249,425

Operating loss	(201,716)	(249,425)

Other Income (Expenses)
Interest expense	—	(12,597)
Total Other Income (Expenses)	—	(12,597)

Net loss	$(201,716)	$(262,022)
Other comprehensive income:
Foreign currency translation	—	4,450

Comprehensive loss for the period	$(201,716)	$(257,572)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average number of shares outstanding	19,667,698	18,905,485

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Stated in U.S. Dollars)

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Retained
	Shares	Amount	Capital	Income	Deficit	Total

Balance, May 31, 2016	18,228,882	$18,229	$1,993,451	$52,747	(3,695,626)	$(1,631,199)

Net Loss for the Year					(262,022)	(262,022)
Foreign currency translation				4,450		4,450
Forgiveness of Interest			19,524			19,524
Common shares Issued for Debt	875,908	876	514,045			514,921
Common Shares Issued	562,908	563	155,283			155,846
Balance, May 31, 2017	19,667,698	$19,668	$2,682,303	$57,197	$(3,957,648)	$(1,198,480)

Net Loss for the Year					(201,716)	(201,716)
Balance, May 31, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,159,364)	$(1,400,196)

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	Year ended
	May 31,
	2018	2017

Cash Flows from Operating Activities
Net loss	$(201,716)	$(262,022)
Adjustments to reconcile net loss to net cash used in operating activities:

Amortization	—	34,050
Changes in operating assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities – related party	119,121	98,384
Increase (decrease) in accounts payable and accrued liabilities	11,640	(853)
Increase (decrease) in accrued interest	—	12,056
Cash Flows used in operating activities	(70,955)	(118,385)

Cash flows used in investing activities	—	—

Cash Flows from Financing Activities
Cash from Loans Payable	69,784	—
Cash Received for common shares	—	121,941
Cash flows provided by financing activities	69,784	121,941

Effect of exchange rate changes on cash	—	(1,928)

Increase (decrease) in cash during the year	(1,171)	1,628

Cash, beginning of year	8,779	7,151

Cash, end of year	$7,608	$8,779

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
Non-cash investing and financing activities:
Accounts payable related party converted to loan	$—	$1,058,760
Shares issued for stock subscriptions	$—	$35,062
Common stock Issued for Debt including interest	$—	$513,764
Forgiveness of Interest	$—	$19,524

SEE ACCOMPANYING NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

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

As a result, the consolidated results of operations presented at May 31, 2018 and 2017 are those of the Company and PreAxia Canada Inc. PreAxia Canada Inc. was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada Inc., its business objective has been the development, distribution, marketing and sale of health care payment processing services and products.

Nature and Continuance of Operations

The Company has not yet realized any revenues from its planned operations.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

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

Use of Estimates in the preparation of the consolidated financial statements

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

Foreign Currency Translation (continued)

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet or 1US Dollar=1.2958 Canadian Dollars (May 31, 2018), and;

1US Dollar=1.3495 Canadian Dollars (May 31, 2017);

ii)       income and expenses are translated at average exchange rates for twelve months ended May 31, or

1US Dollar=1.2851 Canadian Dollars (May 31, 2018), and;

1US Dollar=1.2973 Canadian Dollars (May 31, 2017);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.

Gain (Loss) Per Share

Gain (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 10,587,600 shares of potential common stock equivalents as of May 31, 2018 and 2017, respectively. A separate computation of diluted earnings (loss) per share is not presented since the Company has net losses as the effects would be anti-dilutive.

Research and Development Costs

For the years ended May 31, 2018, and 2017, we expended $38,067 and $54,743 on research and development.

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

Intangible software costs were amortized over a three year period starting June 2014. Amortization for the years ended May 31, 2018 and 2017 was $ nil and $34,050, respectively.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

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

Other

The Company has selected May 31 as its year-end and the Company paid no dividends in 2018.

Going Concern

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At May 31, 2018, the Company had not yet achieved profitable operations, has accumulated losses of $4,159,364 since inception, has negative working capital of $1,400,196 and expects to incur further losses in the development of its business, all of which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but believes the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2 – Related Party Transactions

Accounts Payable

During the year ended May 31, 2018, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2017 to May 31, 2018. As at May 31, 2018, Accounts payable – related party includes a total off $119,121 due and payable to Mr. Zapatinas. The balance as at May 31, 2017 was $ nil representing an increase of $119,121 over the prior year.

The Accounts Payable Related Party was converted to a Note Payable Related Party in the amount of $1,058,760 on May 31, 2017. The Note is noninterest bearing and is payable on demand and can be converted in whole or in part into common shares at $0.10 per share.

As of May 31, 2018, the Company owed loan holders $87,064 compared to $17,280 as at May 31, 2017. During the year ended May 31, 2017, the Company issued 775,908 shares of common stock to retire $387,954 of debt.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

Included in the amount above, the Company had a loan payable to a shareholder of the Company in the amount of $51,849. The loan was unsecured, with 6% interest per annum and was payable 30 days after demand is made by the shareholder. As of May 31, 2018 and 2017, the Company had accrued interest on the related party loan in the amount of $0 and $19,524, respectively.

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

Note 3 – Income Taxes

As at May 31, 2018, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2018 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $3,919,000 since January 28, 2008 (Date of Inception).

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end May 31, 2019.

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2018	2017

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(1,389,099)	$(1,340,812)
Net operating losses (34% tax rate)	(68,583)	(89,087)
Accrued management compensation	40,800	40,800
Total	(1,416,883)	(1,389,099)
Change in effective tax rates (from 34% to 21%)	593,817	—
Deferred taxes – U.S. Parent	(823,066)	(1,389,099)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	—	—
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(854,826)	(1,420,859)
Less: valuation allowance	854,826	1,420,859
Total net deferred tax assets	$—	$—

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2018 and 2017

During the years ended May 31, 2018 and 2017, the change in valuation allowance was a decrease of $566,033 in 2018 and an increase of $257,571 in 2017, respectively.

The Company has no tax positions at May 31, 2018 and 2017 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2018 and 2017.

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

During the year ended May 31, 2017 the Company issued 1,438,816 shares of which 875,908 shares were for the reduction of accounts payable related party and notes payable, in the amount of $514,921 and 562,908 shares for $155,846 in cash received, of which $35,062 was received in the prior year and recorded as subscription payable.

Note 5 – Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company does not have any long-term commitments for equipment or leases. The Company does not have any office space commitments as the CEO operates from his residence.

Note 6 - Subsequent events

The Company has evaluated all subsequent events through the date these financial statements were issued and no additional subsequent events occurred that required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2018, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2018. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2018, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

  We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
  We failed to file our corporate tax returns for 2008 through 2018.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	62	Director since January 9, 2007 Officer since January 25, 2008
Paul Verberne	Director	55	Director since June 1, 2018

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

Paul Verberne, member of the Board of Directors

Mr. Verberne has been involved in the Healthcare Spending Account (HSA) industry since 2004, when he became counsel for HSA Bank (a division of Webster Bank). He provided legal and business expertise focused on tax favoured benefit accounts, helping HSA Bank grow from $8 million in HSA deposits to over $800 million in six years. HSA Bank is now a leading HSA provider in the USA with over $5 billion in assets. Mr. Verberne was also general counsel to the American Banker's Association HSA Council and Tango Health, a leading benefits optimization solutions provider. He is currently a principal in HSA Consulting Services, LLC, which provides training and expertise to the HSA industry, and a partner in Verberne & Maldonado LLP in Houston, a law firm concentrating in business law. He received his B.A. in Liberal Arts (Economics/Psychology) from the University of Texas (Austin) and a Juris Doctorate from University of Houston Law Center. Mr. Verberne will be providing strategic advice and guidance to PreAxia as it develops, rolls out and expands its HSA Management Solution throughout Canada and the USA.

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

6.	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Responsibilities and Duties

To fulfill its responsibilities and duties, the Committee shall:

Documents/Reports Review

(a)	Review and update this Charter annually.

(b)	Review the Corporation’s financial statements, MD&A and any reports or other financial information (including quarterly financial statements), which are submitted to any governmental body, or to the public, including any certification, report, opinion, or review rendered by the external auditors.

External Auditors

(a)	Review annually, the performance of the external auditors who shall be ultimately accountable to the Board of Directors and the Committee as representatives of the shareholders of the Corporation.
18

(b)	Obtain annually, a formal written statement of the external auditors setting forth all relationships between the external auditors and the Corporation, consistent with PCAOB Rule 3526.

(c)	Review and discuss with the external auditors any disclosed relationships or services that may impact the objectivity and independence of the external auditors.

(d)	Take, or recommend that the full Board of Directors take, appropriate action to oversee the independence of the external auditors.

(e)	Recommend to the Board of Directors the selection and, where applicable, the replacement of the external auditors nominated annually for shareholder approval.

(f)	At each meeting, consult with the external auditors, without the presence of management, about the quality of the Corporation’s accounting principles, internal controls and the completeness and accuracy of the Corporation’s financial statements.

(g)	Review with management and the external auditors the audit plan for the year-end financial statements and intended template for such statements.

(h)	Review and pre-approve all audit and audit related services and the fees and other compensation related thereto, and any non-audit services, provided by the Corporation’s external auditors. The pre-approval requirement is waived with respect to the provision of non-audit services if:

(i)	the aggregate amount of all such non-audit services provided to the Corporation constitutes not more than five percent of the total amount of revenues paid by the Corporation to its external auditors during the fiscal year in which the non-audit services are provided;
(ii)	such services were not recognized by the Corporation at the time of the engagement to be non-audit services; and
(iii)	such services are promptly brought to the attention of the Committee by the Corporation and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the Board of Directors to whom authority to grant such approvals have been delegated by the Committee.

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

Independence of Members of Board

The Corporation’s Board consists of two directors, Paul Verberne and Tom Zapatinas. Of which Tom Zapatinas is not independent as he is the Chief Executive Officer of the Corporation.

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

Other Directorships

Paul Verberne or Tom Zapatinas is not a director of any other reporting issuers.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2018 and May 31, 2017 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2018 2017	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2018.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2018.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2018. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of September 11, 2018, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of September 11, 2018, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class(2)
Common Stock	Tom Zapatinas	9,000,000	Direct	45.76%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	Paul Verberne 3212 – 14 Avenue SW Calgary, AB T3C 0X3	-		-
Common Stock	All officers and directors as a group (2 persons)	9,000,000		45.76%

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

2 Based upon 19,667,698 issued and outstanding shares of common stock as of September 11, 2018

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2018, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company for the period June 1, 2017 to May 31, 2018. As at May 31, 2018, Accounts payable – related party includes a total of $119,121 due and payable to Mr. Zapatinas. The balance as at May 31, 2017 was $ nil representing an increase of $119,121 over the prior year.

2.	During the year ended May 31, 2017, accounts payable of $90,000 and $36,967 of accrued interest due and payable to Mr. Lizée was converted to 100,000 shares of common stock in the Company.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC (dba as Pinnacle Accountancy Group of Utah) for the completed fiscal periods ended May 31, 2018 and May 31, 2017 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2018	Year Ended May 31, 2017
Audit Fees and Audit Related Fees	$9,000	$8,990
Tax Fees	—	—
All Other Fees	—	—
Total	$9,000	$8,990

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1	Share Exchange Agreement dated May 31, 2005 between Kimberley Coonfer, Caribbean Overseas Investments Ltd., Sun World Partners Inc. and Tiempo De Mexico Ltd. (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.2	Letter of Intent dated February 22, 2008 between Sun World Partners Inc. and H Pay Card Ltd. (Incorporated by reference to the Exhibits filed with the Form 8-K on March 5, 2008)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.6*	Promissory note dated August 31, 2017 issued to 2001033 Alberta Ltd.
10.7*	Promissory note dated May 31, 2018 issued to 1378655 Alberta Ltd.
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed Herewith.

ITEM 16. FORM 10-K SUMMARY. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated: September 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer)
Dated: September 13, 2018

