Form 10-Q
period 2018-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2018-10-11
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

or

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
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 10, 2018 the registrant had 19,667,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2019.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2018.

Page

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of August 31, 2018 (Unaudited) and May 31, 2018	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended August 31, 2018 and August 31, 2017	F-2

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2018 and August 31, 2017	F-3

Notes to Unaudited Condensed Consolidated Financial Statements	F-4

4

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

August 31, 2018 and May 31, 2018

(Stated in US Dollars)

	August 31, 2018 (Unaudited)	May 31, 2018

ASSETS
Current assets
Cash	$3,051	$7,608
Total current assets	3,051	7,608

Total assets	$3,051	$7,608

LIABILITIES

Current Liabilities
Accounts payable and accrued liabilities	$139,412	$142,859
Accounts payable and accrued liabilities – related party	148,111	119,121
Loans payable – shareholders	112,308	87,064
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,458,591	1,407,804

STOCKHOLDERS’ DEFICIT

Capital Stock, $0.001 par value, 75,000,000 shares of common stock authorized 19,667,698 common shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively	19,668	19,668
Additional paid-in capital	2,682,303	2,682,303
Accumulated other comprehensive income/(loss)	57,197	57,197
Accumulated deficit	(4,214,708)	(4,159,364)
Total stockholders’ deficit	(1,455,540)	(1,400,196)

Total liabilities and stockholders’ deficit	$3,051	$7,608

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Stated in U.S. Dollars)

	For the Three Months Ended
	August 31, 2018	August 31, 2017

Revenue	$—	$—

Operating costs:
Consulting	31,144	33,738
Professional	7,014	3,493
Office and administration	9,538	6,463
Research and development	7,648	6,420
Total operating loss	55,344	50,114

Loss from operations	(55,344)	(50,114)

Other income (expense):
Interest	—	—
Total other income (expense)	—	—

Net loss and comprehensive loss	$(55,344)	$(50,114)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	19,667,698	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Stated in U.S. Dollars)

	For the Three Months Ended
	August 31,	August 31,
	2018	2017

Cash flows from operating activities
Net loss	$(55,344)	$(50,114)
Changes in operating assets and liabilities:
Increase in accounts payable – related party	30,000	24,530
Decrease in accounts payable and accrued liabilities	(3,447)	—
Cash flows used in operating activities	(28,791)	(25,584)

Cash flows provided by (used in) investing activities	—	—

Cash flows from financing activities
Advances – related party	5,762	—
Repayment of advances – related party	(6,772)	—
Proceeds from loans payable – shareholder	25,244	23,280
Cash flows provided by financing activities	24,234	23,280

Decrease in cash	(4,557)	(2,304)

Cash, beginning of period	7,608	8,779

Cash, end of period	$3,051	$6,475

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Shares issued for common stock subscription payable	$—	$35,062
Accounts payable - related party settled with shares of common stock	$—	$82,802

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

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

As a result, the condensed consolidated results of operations presented for the three months ended August 31, 2018 and 2017 are those of the Company and PreAxia Canada Inc. (“PreAxia Canada”). PreAxia Canada was incorporated pursuant to the laws of the Province of Alberta on January 28, 2008. Since inception of PreAxia Canada, the business objective of the Company has been the development, distribution, marketing and sale of health care payment processing services and products.

The Company has not yet realized any revenues from its planned operations.

The primary operations of the Company are expected be undertaken by PreAxia Canada. PreAxia Canada is in the process of developing an online access system creating a health savings account that allows card payments and processing services to third-party administrators, insurance companies and others.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of August 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended August 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2018, the Company incurred a net loss of $55,344 and used cash in operating activities of $28,791, and at August 31, 2018, had a stockholders’ deficit of $4,214,708. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders have committed to making advances or loans to pay for certain legal, accounting, and administrative costs.

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet or 1US Dollar=1.3032 Canadian Dollars (August 31, 2018), and;

1US Dollar = 1.2958 Canadian Dollars (May 31, 2018);

ii)       income and expenses are translated at average exchange rates for three months ended August 31, 2018, or

1US Dollar = 1.3098 Canadian Dollars (August 31, 2018), and;
1US Dollar = 1.2865 Canadian Dollars (August 31, 2017);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the period ended August 31, 2018 were insignificant and no amounts have been recorded.

Fair Value of Financial Instruments

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. Related party balances are not recorded at fair value because they are by nature not arm’s length transactions subject to normal market rates.

Net income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of August 31, 2018 and 2017, respectively. A separate computation of diluted earnings (loss) per share is not presented since the Company has net losses as the effects would be anti-dilutive.

Research and Development Costs

For the three months ended August 31, 2018, and 2017, we expended $7,648 and $6,420 on research and development.

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

The Company capitalizes certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales.

Website development costs are capitalized, under the same criteria as our marketed software.

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

Revenue Recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

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

Note 4 – Related Party Transactions

Accounts Payable - Related Parties

During the three months ended August 31, 2018 and 2017, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

As at August 31, 2018 and May 31, 2018, accounts payable – related party of $148,111 and $119,121, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. During the quarter ended August 31, 2018, Tom Zapatinas advanced the Company $6,772 and was repaid $5,762.

Convertible Note Payable – Related Party

As at August 31, 2018 and May 31, 2018, note payable - related party of $1,058,760 and $1,058,760, respectively is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is noninterest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share.

Loans Payable – Shareholders

As of August 31, 2018 and May 31, 2018, loans payable - shareholders are $112,308 and $87,064, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the quarter ended August 31. 2018 the Company was advanced $25,244 by a shareholder.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,667,698 and 19,667,698 shares issued and outstanding at August 31, 2018 and May 31, 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

Note 6 – Contingencies and Commitments

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company does not have long-term commitments for equipment purchases or leases. The Company does not lease office space as the CEO operates the business from his personal residence.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2018, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiary, PreAxia Canada Inc. (“PreAxia Canada”) formerly PreAxia Health Care Payment System Inc. and, before that, H Pay Card Ltd., unless the context clearly requires otherwise.

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
7

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

Liquidity and Capital Resources

As of August 31, 2018, PreAxia’s cash balance was $3,051 compared to $7,608 as at May 31, 2018.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,455,540 as of August 31, 2018 compared with a working capital deficit of $1,400,196 as of May 31, 2018.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $2,900,000 over the next twelve-month period to fund our working capital deficit of approximately $1,450,000 plus an additional $1,450,000 to complete our business plan. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at August 31, 2018 compared to May 31, 2018 is summarized as follows:

Working Capital

	August 31, 2018	May 31, 2018

Current Assets	$3,051	$7,608
Current Liabilities	(1,458,591)	(1,407,804)
Working Capital (deficit)	$(1,455,540)	$(1,400,196)

The increase in our working capital deficit of $55,344 was primarily due to an increase in our accounts payable - related party and an increase in loans payable - shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended August 31, 2018.

For the three month period ended August 31, 2018 and August 31, 2017

Our operating results for the three month period ended August 31, 2018 compared to the three month period ended August 31, 2017 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three months period ended August 31, 2018 was $55,344 compared to $50,114 for the three months period ended August 31, 2017. The increase in loss of $5,230 for the three month period ending August 31, 2018 is due to a decrease in consulting fees of $2,594, an increase in professional fees of $3,521, an increase in research and development of $1,228 and an increase of $3,075 in office and administration fees.

Consulting Fees

During the three months ended August 31, 2018 and 2017, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Consulting fees during the three month period ended August 31, 2018 decreased by $2,594 due to the completion of certain marketing strategies.

Research and Development

Research and development expenses during the three month period ended August 31, 2108 increased by $1,228 as web updates and platform development were being completed in the current quarter.

Wages and Benefits

There were no wages and benefits during the three months period ended August 31, 2018 or August 31, 2017.

Office and Administration

Office and administration expenses increased by $3,075 for the period ended August 31, 2018 due to an increase in travel expenses.

Professional Fees

Professional fees during the three months ended August 31, 2018 increased by $3,521 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2018 and 2017 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

In accordance with ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. The provisions of ASC 606 include a five-step process by which we determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which we expect to be entitled in exchange for those goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2018, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended August 31, 2018 the Company did not issue shares of capital stock.

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

(Principal Executive Officer and Principal Financial Officer)

Date: October 10, 2018

