Form 10-Q
period 2018-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2019-01-14
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

or

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

PO Box 34075 Westbrook PO, 1610-37th Street S.W., Calgary, Alberta T3C 3W2

(Address of principal executive offices) (Zip Code)

(403) 850-4120

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of January 11, 2019 the registrant had 19,667,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2019.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2018.

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2018	May 31, 2018
ASSETS	(Unaudited)

Current assets
Cash	$3,993	$7,608
Total current assets	3,993	7,608

Total assets	$3,993	$7,608

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$140,967	$142,859
Accounts payable and accrued liabilities - related party	180,519	119,121
Loans payable - shareholders	127,400	87,064
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,507,646	1,407,804

Total liabilities	1,507,646	1,407,804

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Capital Stock, $0.001 par value, 75,000,000 shares of common stock authorized
19,667,698 common shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively	19,668	19,668
Additional paid-in capital	2,682,303	2,682,303
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,262,821)	(4,159,364)
Total stockholders' deficit	(1,503,653)	(1,400,196)

Total liabilities and stockholders' deficit	$3,993	$7,608

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2018	2017	2018	2017

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	30,768	30,796	61,912	64,534
Professional	3,110	—	10,124	3,493
Office and administration	7,916	5,713	17,454	12,176
Research and development	6,319	6,216	13,967	12,626
Total expenses	48,113	42,725	103,457	92,829

Loss from operations	(48,113)	(42,725)	(103,457)	(92,829)

Other income (expense)
Interest	—	—	—	—
Total other income (expense)	—	—	—	—

Net loss and comprehensive loss	$(48,113)	$(42,725)	$(103,457)	$(92,829)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,667,698	19,667,698	19,667,698	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

				Accumulated
	Common Stock		Additional	Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, May 31, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,159,364)	$(1,400,196)

Net loss for the period	—	—	—	—	(103,457)	(103,457)

Balance, November 30, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,262,821)	$(1,503,653)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended November 30,
	2018	2017
Cash flows from operating activities
Net loss	$(103,457)	$(92,839)
Change in operating assets and liabilities
Increase in accounts payable - related party	60,000	52,228
Decrease in accounts payable and accrued liabilities	(1,892)	—
Cash flows used in operating activities	(45,349)	(40,611)

Cash flows provided by (used in) investing activities	—	—

Cash flow from financing activities
Advance - related party	13,109	—
Repayment of advances - related party	(11,711)	—
Proceeds from loans payable - shareholder	40,336	34,428
Net cash provided by financing activities	41,734	34,428

Net change in cash	(3,615)	(6,183)

Cash, beginning of the period	7,608	8,779

Cash, end of the period	$3,993	$2,596

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2018

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

The business objective of the Company is the development, distribution, marketing and sale of health care payment processing services and products.

The Company has not yet realized any revenues from its planned operations.

The operations of the Company are expected be primarily undertaken by PreAxia Health Care Payment Ltd. (“PreAxia Payment”), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

PreAxia Payment is in the process of developing an online access system creating a health spending account that allows card payments and processing services to third-party administrators, insurance companies and others.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and six months ended November 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018. These financial statements should be read in conjunction with that report.

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”) All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended November 30, 2018, the Company incurred a net loss of $103,457 and used cash in operating activities of $45,349, and at November 30, 2018, had a stockholders’ deficit of $4,262,821. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Subsidiaries is the Canadian dollar. Assets and liabilities in the accompanying consolidated financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ deficit.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3296 Canadian Dollars (November 30, 2018), and 1.00 US Dollar = 1.2958 Canadian Dollars (May 31, 2018);

ii)       income and expenses are translated at average exchange rates for six months ended November 30, 2018 of 1.00 US Dollar = 1.3077 Canadian Dollars and 1.00 US Dollar = 1.2708 Canadian Dollars (November 30, 2017);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the period ended November 30, 2018 were insignificant and no amounts have been recorded.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2018. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of November 30, 2018 and 2017, respectively. At November 30, 2018 and 2017, we excluded the common stock issuable upon conversion of convertible promissory notes of 10,587,600 shares and 10,587,600 shares, respectively, as their effect would have been anti-dilutive.

Research and Development Costs

For the six months ended November 30, 2018, and 2017, we expended $13,967 and $12,636 on research and development.

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

The Company will capitalize certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales.

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

Note 4 – Related Party Transactions

Accounts Payable - Related Parties

During the six months ended November 30, 2018 and 2017, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $60,000, respectively, for consulting services provided to the Company.

During the six months ended November 30, 2018, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $13,109 in cash and was repaid $11,711.

As at November 30, 2018 and May 31, 2018, accounts payable – related party of $180,519 and $119,121, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company.

Convertible Note Payable – Related Party

As at November 30, 2018 and May 31, 2018, convertible note payable - related party of $1,058,760 and $1,058,760, respectively is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is noninterest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share.

Loans Payable – Shareholders

As of November 30, 2018 and May 31, 2018, loans payable - shareholders are $127,400 and $87,064, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the six months ended November 30, 2018 the Company was advanced $40,336 by shareholders.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,667,698 and 19,667,698 shares issued and outstanding at November 30, 2018 and May 31, 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2018, together with notes thereto.  As used in this quarterly report, the terms “we”, “us”, “our”, “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

General Overview

Corporate Overview

PreAxia Health Care Payment Systems Inc. (the “Company” or “PreAxia”) was incorporated on April 3, 2000 in the State of Nevada.

The Company primarily undertakes its operations through its wholly-owned subsidiary, PreAxia Health Care Payment Limited (“PreAxia Payment”). PreAxia Payment was incorporated pursuant to the laws of the Province of Alberta on November 15, 2015.

General Overview

PreAxia Payment is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts (“HSA”). There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $37.0 billion in assets and 18.17 million consumers in 2016, an increase of more than 20% of assets over the prior year. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

Description of Health Spending Account (“HSA”)

An HSA is a uniquely designed account established exclusively and specifically for the purpose of health care spending. An employer deposits funds into a special account for the employee. These funds can be used to pay for eligible medical and related health care expenses for the employee and their dependents. HSAs provide employers and employees with greater control in both the amount of funds invested and how these funds are used.

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

PreAxia’s marketing strategy is to promote its existing platform direct to consumers and businesses, and to the groups that most need access to it; independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

We anticipate that the prime target for services will be small to medium sized organizations that are not adequately served by the current insurance and group benefits offerings. These organizations should realize significant benefits in both cost and time savings by utilization of PreAxia technology while providing their employees with an increased level of benefits.

PreAxia intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, through market specific channel partners and through an education based public relations strategy geared to the small to mid-sized employers including the brokers and financial advisors utilized by these businesses. The channel strategy is supported in the solution design, as multiple channel partners may require custom pricing and compensation.

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
6

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2019 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the Health Spending Accounts in the marketplace. Our approach is to provide a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market. This is consistent with the PreAxia platform which has been designed for expansion in the United States and internationally. The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia’s target markets:

•	Benecaid has become a leading provider of Health Spending Accounts in Canada by offering an easy to understand product through brokers and also directly through the company.

•	Olympia Benefits has become a leading provider of Health Spending Accounts in Canada by offering a “Cost Plus” version of HSAs that has become popular in the marketplace.

•	QuickCard is a provider of Health Spending Accounts and group insurance products. They are partially differentiated from competitors by virtue of a “credit type card” that is used to pay for qualified health products and services.

•	League, which operates in Canada and the US, offers a range of health benefit services including Health Spending Accounts

•	Most major insurance companies offer some version of HSAs to their customers.

•	Many brokers have created HSA products for their clients.

•	Many accounting and financial services firms have created their own HSA products to offer to their clients.

US and International Markets

•	HealthEquity, a publicly listed company offering HSAs in the USA, manages over $1.7 billion in deposits. It is one of the largest dedicated health account custodians in the USA and serves more than 1.4 million accounts owned by individuals at more than 24,000 companies across the country.

•	HSA Bank, a division of Webster Bank, offers Health Spending Accounts and related offerings to the consumer-directed healthcare industry.

•	Fidelity Investments offers a Health Spending Account to businesses as a means of controlling costs while providing employee health benefits.

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

 Liquidity and Capital Resources

As of November 30, 2018, PreAxia’s cash balance was $3,993 compared to $7,608 as at May 31, 2018.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,503,653 as of November 30, 2018 compared with a working capital deficit of $1,400,196 as of May 31, 2018.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $2,900,000 over the next twelve-month period to fund our working capital deficit of approximately $1,450,000 plus an additional $1,450,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as at November 30, 2018 compared to May 31, 2018 is summarized as follows:

Working Capital

	November 30, 2018	May 31, 2018

Current Assets	$3,993	$7,608
Current Liabilities	(1,507,646)	(1,407,804)
Working Capital (deficit)	$(1,503,653)	$(1,400,196)

The decrease in our working capital deficit of $103,457 was primarily due to an increase in our accounts payable - related party and an increase in loans payable - shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months Ended November 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2018.

For the three month period ended November 30, 2018 and 2017

Our operating results for the three month period ended November 30, 2018 compared to the three month period ended November 30, 2017 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three months period ended November 30, 2018 was $48,113 compared to $42,725 for the three months period ended November 30, 2017. The increase in loss of $5,388 for the three month period ending November 30, 2018 is due to a decrease in consulting fees of $28, an increase in professional fees of $3,110, an increase in research and development of $103 and an increase of $2,203 in office and administration fees.

Consulting Fees

During the three months ended November 30, 2018 and 2017, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the three month period ended November 30, 2108 increased by $103 as web updates and platform development were being completed in the current quarter.

Wages and Benefits

There were no wages and benefits during the three months period ended November 30, 2018 or November 30, 2017.

Office and Administration

Office and administration expenses increased by $2,203 for the period ended November 30, 2018 due to an increase in travel expenses.

Professional Fees

Professional fees during the three months ended November 30, 2018 increased by $3,110 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the three months ended November 30, 2018 and 2017 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Six Months Ended November 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended November 30, 2018.

For the six month period ended November 30, 2018 and 2017

Our operating results for the six month period ended November 30, 2018 compared to the six month period ended November 30, 2017 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six months period ended November 30, 2018 was $103,457 compared to $92,829 for the six months period ended November 30, 2017. The increase in loss of $10,628 for the six month period ending November 30, 2018 is due to a decrease in consulting fees of $2,622, an increase in professional fees of $6,631, an increase in research and development of $1,341 and an increase of $5,278 in office and administration fees.

Consulting Fees

During the six months ended November 30, 2018 and 2017, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $60,000, respectively, for consulting services provided to the Company.

Consulting fees during the six month period ended November 30, 2018 decreased by $2,622 due to the completion of certain marketing strategies.

Research and Development

Research and development expenses during the six month period ended November 30, 2018 increased by $1,341 as web updates and platform development were being completed in the current quarter.

Wages and Benefits

There were no wages and benefits during the six months period ended November 30, 2018 or November 30, 2017.

Office and Administration

Office and administration expenses increased by $5,278 for the period ended November 30, 2018 due to an increase in travel expenses.

Professional Fees

Professional fees during the six months ended November 30, 2018 increased by $6,631 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the six months ended November 30, 2018 and 2017 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2018, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the six month period ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended November 30, 2018 the Company did not issue shares of capital stock.

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

Date: January 14, 2019

