Form 10-Q
period 2019-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2019-04-05
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

or

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

As of April 1, 2019 the registrant had 19,667,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2019.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2018.

Page

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2019 and May 31, 2018 (Unaudited)	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 28, 2019 and February 28, 2018	F-2

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended February 28, 2019	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2019 and February 28, 2018	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2019	May 31, 2018
ASSETS	(Unaudited)

Current assets
Cash	$191	$7,608
Total current assets	191	7,608

Total assets	$191	$7,608

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$137,359	$142,859
Accounts payable and accrued liabilities - related party	216,810	119,121
Loans payable - shareholders	138,841	87,064
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,551,770	1,407,804

Total liabilities	1,551,770	1,407,804

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Capital Stock, $0.001 par value, 75,000,000 shares of common stock authorized
19,667,698 common shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively	19,668	19,668
Additional paid-in capital	2,682,303	2,682,303
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,310,747)	(4,159,364)
Total stockholders' deficit	(1,551,579)	(1,400,196)

Total liabilities and stockholders' deficit	$191	$7,608

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended February 28,		Nine months ended February 28,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	33,814	31,912	95,726	96,446
Professional	3,084	1,589	13,208	5,082
Office and administration	4,293	7,111	21,745	19,287
Research and development	6,736	9,461	20,704	22,097
Total expenses	47,927	50,073	151,383	142,912

Loss from operations	(47,927)	(50,073)	(151,383)	(142,912)

Other income (expense)
Interest	—	—	—	—
Total other income (expense)	—	—	—	—

Net loss and comprehensive loss	$(47,927)	$(50,073)	$(151,383)	$(142,912)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,667,698	19,667,698	19,667,698	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,159,364)	$(1,400,196)

Net loss for the period	—	—	—	—	(151,383)	(151,383)

Balance, February 28, 2019	19,667,698	$19,668	$2,682,303	$57,197	$(4,310,747)	$(1,551,579)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended February 28,
	2019	2018
Cash flows from operating activities
Net loss	$(151,383)	$(142,912)
Change in operating assets and liabilities
Increase in accounts payable - related party	90,000	81,585
Decrease in accounts payable and accrued liabilities	(5,500)	—
Cash flows used in operating activities	(66,883)	(61,327)

Cash flows provided by (used in) investing activities	—	—

Cash flow from financing activities
Advances - related party	24,471	—
Repayment of advances - related party	(16,782)	—
Proceeds from loans payable - shareholder	51,777	54,238
Net cash provided by financing activities	59,466	54,238

Net change in cash	(7,417)	(7,089)

Cash, beginning of the period	7,608	8,779

Cash, end of the period	$191	$1,690

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2019

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended February 28, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2018 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2018. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 28, 2019, the Company incurred a net loss of $151,383 and used cash in operating activities of $66,883, and at February 28, 2019, had a stockholders’ deficit of $1,551,579. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3164 Canadian Dollars (February 28, 2019), 1.00 USD Dollar=0.7526 GBP, and 1.00 US Dollar = 1.2958 Canadian Dollars (May 31, 2018);

ii)       income and expenses are translated at average exchange rates for nine months ended February 28, 2019 of 1.00 US Dollar = 1.3321 Canadian Dollars and 1.00 US Dollar = 1.2668 Canadian Dollars (February 28, 2018);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the period ended February 28, 2019 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2019. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 and 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of February 28, 2019 and 2018, respectively. At February 28, 2019 and 2018, we excluded the common stock issuable upon conversion of convertible promissory notes of 10,587,600 shares and 10,587,600 shares, respectively, as their effect would have been anti-dilutive.

Research and Development Costs

For the nine months ended February 28, 2019, and 2018, we expended $20,704 and $22,097 on research and development.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

During the nine months ended February 28, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company. Unpaid consulting services is included in accounts payable and accrued liabilities - related party on the condensed consolidated balance sheets.

During the nine months ended February 28, 2019, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $24,471 in cash and was repaid $16,782.

As at February 28, 2019 and May 31, 2018, accounts payable and accrued liabilities – related party of $216,810 and $119,121, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company.

Convertible Note Payable – Related Party

As at February 28, 2019 and May 31, 2018, convertible note payable - related party of $1,058,760 and $1,058,760, respectively is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share.

Loans Payable – Shareholders

As of February 28, 2019 and May 31, 2018, loans payable - shareholders are $138,841 and $87,064, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the nine months ended February 28, 2019 the Company was advanced $51,777 by shareholders.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,667,698 and 19,667,698 shares issued and outstanding at February 28, 2019 and May 31, 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the Health Spending Accounts in the marketplace. Our approach is to provide a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market. This is consistent with the PreAxia platform which has been designed for expansion in the United States and internationally. The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia’s target markets:

•	Benecaid has become a leading provider of Health Spending Accounts in Canada by offering an easy to understand product through brokers and also directly through the company.

•	Olympia Benefits has become a leading provider of Health Spending Accounts in Canada by offering a “Cost Plus” version of HSAs that has become popular in the marketplace.

•	QuickCard is a provider of Health Spending Accounts and group insurance products. They are partially differentiated from competitors by virtue of a “credit type card” that is used to pay for qualified health products and services.

•	League, which operates in Canada and the US, offers a range of health benefit services including Health Spending Accounts.

•	Most major insurance companies offer some version of HSAs to their customers.

•	Many brokers have created HSA products for their clients.

•	Many accounting and financial services firms have created their own HSA products to offer to their clients.

US and International Markets

•	HealthEquity, a publicly listed company offering HSAs in the USA, manages over $1.7 billion in deposits. It is one of the largest dedicated health account custodians in the USA and serves more than 1.4 million accounts owned by individuals at more than 24,000 companies across the country.

•	HSA Bank, a division of Webster Bank, offers Health Spending Accounts and related offerings to the consumer-directed healthcare industry.

•	Fidelity Investments offers a Health Spending Account to businesses as a means of controlling costs while providing employee health benefits.

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

Liquidity and Capital Resources

As of February 28, 2019, PreAxia’s cash balance was $191 compared to $7,608 as at May 31, 2018.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,551,579 as of February 28, 2019 compared with a working capital deficit of $1,400,196 as of May 31, 2018.

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

Our working capital (deficit) as at February 28, 2019 compared to May 31, 2018 is summarized as follows:

Working Capital

	February 28, 2019	May 31, 2018

Current Assets	$191	$7,608
Current Liabilities	(1,551,770)	(1,407,804)
Working Capital (deficit)	$(1,551,579)	$(1,400,196)

The increase in our working capital deficit of $151,383 was primarily due to an increase in our accounts payable - related party and an increase in loans payable - shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months Ended February 28, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended February 28, 2019.

For the three month period ended February 28, 2019 and 2018

Our operating results for the three month period ended February 28, 2019 compared to the three month period ended February 28, 2018 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three months period ended February 28, 2019 was $47,927 compared to $50,073 for the three months period ended February 28, 2018. The decrease in loss of $2,146 for the three month period ending February 28, 2019 is due to an increase in consulting fees of $1,902, an increase in professional fees of $1,495, a decrease in research and development of $2,725 and a decrease of $2,818 in office and administration fees.

Consulting Fees

During the three months ended February 28, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the three month period ended February 28, 2108 decreased by $2,725 as web updates and platform development were being completed in the current quarter.

Wages and Benefits

There were no wages and benefits during the three months period ended February 28, 2019 or February 28, 2018.

Office and Administration

Office and administration expenses decreased by $2,818 for the period ended February 28, 2019 due to a decrease in travel expenses.

Professional Fees

Professional fees during the three months ended February 28, 2019 increased by $1,495 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the three months ended February 28, 2019 and 2018 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months Ended February 28, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended February 28, 2019.

For the nine month period ended February 28, 2019 and 2018

Our operating results for the nine month period ended February 28, 2019 compared to the nine month period ended February 28, 2018 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine months period ended February 28, 2019 was $151,383 compared to $142,912 for the nine months period ended February 28, 2018. The increase in loss of $8,471 for the nine month period ending February 28, 2019 is due to a decrease in consulting fees of $720, an increase in professional fees of $8,126, a decrease in research and development of $1,393 and an increase of $2,458 in office and administration fees.

Consulting Fees

During the nine months ended February 28, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company.

Consulting fees during the nine month period ended February 28, 2019 decreased by $720 due to the completion of certain marketing strategies.

Research and Development

Research and development expenses during the nine month period ended February 28, 2019 decreased by $1,393 as web updates and platform development were being completed in the current quarter.

Wages and Benefits

There were no wages and benefits during the nine months period ended February 28, 2019 or February 28, 2018.

Office and Administration

Office and administration expenses increased by $2,458 for the period ended February 28, 2019 due to an increase in travel expenses.

Professional Fees

Professional fees during the nine months ended February 28, 2019 increased by $8,126 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the nine months ended February 28, 2019 and 2018 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2019, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the nine month period ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended February 28, 2019 the Company did not issue shares of capital stock.

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

Date: April 5, 2019

