Form 10-K
period 2019-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2019-08-27
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019

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

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (403) 850-4120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	N/A

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
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $0 on November 30, 2018.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,667,698 shares of common stock as of August 12, 2019

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

As used in this annual report, the terms “we”, “us” “our” the “Corporation” and “PreAxia” mean PreAxia Health Care Payment Systems Inc. and our and its wholly owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”), unless the context clearly requires otherwise. Unless otherwise stated, “$” refers to United States dollars.

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

Research and Development

For the years ended May 31, 2019 and 2018, we expended $26,873 and $38,067 on research and development.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2019 and 2020 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2019 and 2018.

Quarter Ended	High	Low
05/31/2019	$0.00	$0.00
02/28/2019	$0.00	$0.00
11/30/2018	$0.00	$0.00
08/31/2018	$0.00	$0.00
05/31/2018	$0.00	$0.00
02/28/2018	$0.00	$0.00
11/30/2017	$0.00	$0.00
08/31/2017	$0.00	$0.00

Holders of Our Common Stock

As of August 29, 2019, there were 83 holders of record of our common stock and 19,667,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2019.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2019 or 2018.

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

 Liquidity and Capital Resources

As of May 31, 2019, PreAxia’s cash balance was $17,939 compared to $7,608 as of May 31, 2018.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,674,962 as of May 31, 2019 compared with a working capital deficit of $1,527,163 as of May 31, 2018.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $3,150,000 over the next twelve-month period to fund our working capital deficit of approximately $1,700,000 plus an additional $1,450,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as of May 31, 2019 compared to May 31, 2018 is summarized as follows:

Working Capital

	May 31, 2019	May 31, 2018

Current Assets	$17,939	$7,608
Current Liabilities	(1,692,901)	(1,534,771)
Working Capital (deficit)	$(1,674,962)	$(1,527,163)

The increase in our working capital deficit of $147,799 was primarily due to an increase in our accounts payable - related party and an increase in loans payable - shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Year ended May 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2019.

For the year period ended May 31, 2019 and 2018

Our operating results for the year ended May 31, 2019 compared to the year ended May 31, 2018 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the year ended May 31, 2019 was $197,799 compared to $201,716 for the year ended May 31, 2018. The decrease in loss of $3,917 for the year ending May 31, 2019 is due to a decrease in consulting fees of $2,274, an increase in professional fees of $7,203, a decrease in research and development of $11,194 and an increase of $2,348 in office and administration fees.

Consulting Fees

During the year ended May 31, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company.

Consulting fees during the year ended May 31, 2019 decreased by $2,274 due to the completion of certain marketing strategies.

Research and Development

Research and development expenses during the year ended May 31, 2019 decreased by $11,194 as web updates and platform development were being completed in the current year.

Wages and Benefits

There were no wages and benefits during the year ended May 31, 2019 or May 31, 2018.

Office and Administration

Office and administration expenses increased by $2,348 for the period ended May 31, 2019 due to an increase in travel expenses.

Professional Fees

Professional fees during the year ended May 31, 2019 increased by $7,203 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the year ended May 31, 2019 and 2018 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accounting Firm	F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Health Care Payment Systems Inc.

Alberta, Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preaxia Health Care Payment Systems Inc. (the “Company”) as of May 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015.

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 27, 2019

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2019	May 31, 2018
ASSETS

Current assets
Cash	$17,939	$7,608
Total current assets	17,939	7,608

Total assets	$17,939	$7,608

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$134,436	$142,859
Accounts payable and accrued liabilities - related party	239,836	119,121
Loans payable - shareholders	132,902	87,064
Liability for unissued shares	126,967	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,692,901	1,534,771

Total liabilities	1,692,901	1,534,771

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Capital Stock, $0.001 par value, 75,000,000 shares of common stock authorized
19,667,698 and 19,567,698 common shares issued and outstanding at May 31, 2019 and May 31, 2018, respectively	19,668	19,568
Additional paid-in capital	2,605,336	2,555,436
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,357,163)	(4,159,364)
Total stockholders' deficit	(1,674,962)	(1,527,163)

Total liabilities and stockholders' deficit	$17,939	$7,608

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended May 31,
	2019	2018

Revenue	$—	$—

Operating expenses
Consulting	125,726	128,000
Professional	16,285	9,082
Office and administration	28,915	26,567
Research and development	26,873	38,067
Total expenses	197,799	201,716

Loss from operations	(197,799)	(201,716)

Other income (expense)	—	—

Net loss and comprehensive loss	$(197,799)	$(201,716)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,674,273	19,667,698

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2017	19,567,698	$19,568	$2,555,436	$57,197	$(3,957,648)	$(1,325,447)

Net loss and comprehensive loss	—	—	—	—	(201,716)	(201,716)

Balance, May 31, 2018	19,567,698	19,568	2,555,436	57,197	(4,159,364)	(1,527,163)

Sale of common stock	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss	—	—	—	—	(197,799)	(197,799)

Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended May 31,
	2019	2018
Cash flows from operating activities
Net loss	$(197,799)	$(201,716)
Change in operating assets and liabilities
Increase in accounts payable - related party	120,000	119,121
Increase in accounts payable and accrued liabilities	(8,423)	11,640
Cash flows used in operating activities	(86,222)	(70,955)

Cash flows provided by (used in) investing activities	—	—

Cash flow from financing activities
Advances - related party	26,434	—
Repayment of advances - related party	(25,719)	—
Proceeds from loans payable - shareholder	51,777	69,784
Repayment of loans payable - shareholder	(5,939)	—
Issue of common stock	50,000	—
Net cash provided by financing activities	96,553	69,784

Net change in cash	10,331	(1,171)

Cash, beginning of the year	7,608	8,779

Cash, end of the year	$17,939	$7,608

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2019 and 2018

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

The operations of the Company are expected to be primarily undertaken by PreAxia Health Care Payment Ltd. (“PreAxia Payment”), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2019, the Company incurred a net loss of $197,799 and used cash in operating activities of $86,222, and at May 31, 2019, had a stockholders’ deficit of $1,674,962. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any transaction exchange gains and losses are included in the statement of operations and comprehensive loss.

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3531 Canadian Dollars (May 31, 2019), 1.00 USD Dollar=0.7928 GBP, and 1.00 US Dollar = 1.2958 Canadian Dollars (May 31, 2018);

ii)       income and expenses are translated at average exchange rates for year ended May 31, 2019 of 1.00 US Dollar = 1.2714 Canadian Dollars and 1.00 US Dollar = 1.2851 Canadian Dollars (May 31, 2018);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the years ended May 31, 2019 and 2018 were insignificant and no amounts have been recorded.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2019 and 2018. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of May 31, 2019 and 2018, which have been excluded from the loss per share computation as their effect would have been anti-dilutive.

Research and Development Costs

During the years ended May 31, 2019, and 2018, we expended $26,873 and $38,067 on research and development.

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

Reclassifications

Certain amounts included in the Company’s May 31, 2018, consolidated financial statements required reclassification, Such reclassification had no effect on the financial position, operations or cash flows for the period ended May 31, 2019.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

During the years ended May 31, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company. Unpaid consulting services is included in accounts payable and accrued liabilities – related party on the consolidated balance sheets.

During the year ended May 31, 2019, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $26,434 in cash and was repaid $25,719.

As of May 31, 2019 and 2018, accounts payable and accrued liabilities – related party of $239,836 and $119,121, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company.

Loans Payable – Shareholders

As of May 31, 2019 and 2018, loans payable - shareholders are $132,902 and $87,064, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the year ended May 31, 2019 the Company was advanced $51,777 by shareholders and repaid advances of $5,939.

Convertible Note Payable – Related Party

As of May 31, 2019 and 2018, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share.

Note 5 – Income Taxes

As of May 31, 2019, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2019 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $3,997,000 since January 28, 2008 (Date of Inception).

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

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2019	2018

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(823,066)	$(1,389,099)
Net operating losses (2019 – 21% tax rate, 2018 - 34% tax rate)	(41,538)	(68,583)
Accrued management compensation	25,200	40,800
Total	(839,404)	(1,416,883)
Change in effective tax rates in 2018 (from 34% to 21%)	—	593,817
Deferred taxes – U.S. Parent	(839,404)	(823,066)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	—	—
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(871,164)	(854,826)
Less: valuation allowance	871,164	854,826
Total net deferred tax assets	$—	$—

During the years ended May 31, 2019 and 2018, the change in valuation allowance was an increase of $16,338 in 2019 and a decrease of $566,033 in 2018, respectively.

The Company has no tax positions at May 31, 2019 and 2018 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2019 and 2018.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,667,698 and 19,567,698 shares issued and outstanding at May 31, 2019 and 2018, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On May 7, 2019 the Company issued 100,000 shares of common stock for cash proceeds of $50,000 ($0.50 per share).

Note 6 – Contingencies and Commitments

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company does not have long-term commitments for equipment purchases or leases. The Company presently operates from remote employment sites.

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and no subsequent events occurred that required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2019, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2019. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2019, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
•	We failed to file our corporate tax returns for 2008 through 2019.
12

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	63	Director since January 9, 2007 Officer since January 25, 2008
Paul Verberne	Director	56	Director since June 1, 2018

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

Financial Reporting Processes

(a)	In consultation with the external auditors, review with management the integrity of the Corporation’s financial reporting process, both internal and external.

(b)	Consider the external auditors’ judgments about the quality and appropriateness of the Corporation’s accounting principles as applied in its financial reporting.

(c)	Consider and approve, if appropriate, changes to the Corporation’s auditing and accounting principles and practices as suggested by the external auditors and management.

(d)	Review significant judgments made by management in the preparation of financial statements and the view of the external auditors as to the appropriateness of such judgments.

(e)	Following completion of the annual audit, review separately with management and the external auditors any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.
(f)	Review any significant disagreement among management and the external auditors in connection with the preparation of the financial statements.
15

(g)	Review with the external auditors and management the extent to which changes and improvements in financial or accounting practices have been implemented.

(h)	Review any complaints or concerns about questionable accounting, internal accounting controls or auditing matters.

(i)	Review certification process.

Other

Review any related-party transactions.

Members of the Audit Committee

Member	Independence	Financially Literate
Tom Zapatinas	Not Independent	Not Financially literate
Paul Verberne	Not Independent	Not Financially literate

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2019 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2019 and 2018 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2019 2018	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2019.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2019.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2019. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 29, 2019, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 29, 2019, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	Tom Zapatinas	9,000,000	Direct	45.76%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	Paul Verberne 3212 – 14 Avenue SW Calgary, AB T3C 0X3	-		-
Common Stock	All officers and directors as a group (2 persons)	9,000,000		45.76%

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

2 Based upon 19,667,698 issued and outstanding shares of common stock as of August 29, 2019

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.

During the year ended May 31, 2019, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company, advanced $26,434 in cash and received repayments of $25,719 in cash.. As of May 31, 2019, Accounts payable – related party includes a total of $239,836 due and payable to Mr. Zapatinas. The balance as of May 31, 2018 was $119,121 representing an increase of $120,715 over the prior year.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC (dba as Pinnacle Accountancy Group of Utah) for the completed fiscal periods ended May 31, 2019 and 2018 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2019	Year Ended May 31, 2018
Audit Fees and Audit Related Fees	$10,000	$9,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$9,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1	Share Exchange Agreement dated May 31, 2005 between Kimberley Coonfer, Caribbean Overseas Investments Ltd., Sun World Partners Inc. and Tiempo De Mexico Ltd. (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.2	Letter of Intent dated February 22, 2008 between Sun World Partners Inc. and H Pay Card Ltd. (Incorporated by reference to the Exhibits filed with the Form 8-K on March 5, 2008)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.6	Promissory note dated August 31, 2017 issued to 2001033 Alberta Ltd.
10.7	Promissory note dated May 31, 2018 issued to 1378655 Alberta Ltd.
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed Herewith.

ITEM 16. FORM 10-K SUMMARY. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: August 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: August 27, 2019

 /s/ Paul Verberne
By: Paul Verberne, Director
Dated: August 27, 2019

