Form 10-Q
period 2019-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2019-09-30
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

or

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

1

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[ ]

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

As of September 30, 2019 the registrant had 19,667,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2019.

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2019	May 31, 2019
ASSETS

Current assets
Cash	$6,430	$17,939
Total current assets	6,430	17,939

Total assets	$6,430	$17,939

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$145,373	$134,436
Accounts payable and accrued liabilities - related party	266,533	239,836
Loans payable - shareholders	132,902	132,902
Liability for unissued shares	126,967	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,730,535	1,692,901

Total liabilities	1,730,535	1,692,901

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Capital Stock, $0.001 par value, 75,000,000 shares of common stock authorized
19,667,698 and 19,667,698 common shares issued and outstanding at August 31, 2019 and May 31, 2019, respectively	19,668	19,668
Additional paid-in capital	2,605,336	2,605,336
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,406,306)	(4,357,163)
Total stockholders' deficit	(1,724,105)	(1,674,962)

Total liabilities and stockholders' deficit	$6,430	$17,939

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended August 31,
	2019	2018

Revenue	$—	$—

Operating expenses
Consulting	30,000	31,144
Professional	9,699	7,014
Office and administration	5,871	9,538
Research and development	3,573	7,648
Total expenses	49,143	55,344

Loss from operations	(49,143)	(55,344)

Net loss and comprehensive loss	$(49,143)	$(55,344)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,667,698	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, May 31, 2018	19,567,698	$19,568	$2,555,436	$57,197	$(4,159,364)	$(1,527,163)

Net loss and comprehensive loss	—	—	—	—	(55,344)	(55,344)

Balance, August 31, 2018	19,567,698	$19,568	$2,555,436	$57,197	$(4,214,708)	$(1,582,507)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

Net loss and comprehensive loss	—	—	—	—	(49,143)	(49,143)

Balance, August 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,406,306)	$(1,724,105)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended August 31,
	2019	2018
Cash flows from operating activities
Net loss	$(49,143)	$(55,344)
Change in operating assets and liabilities
Increase in accounts payable - related party	30,000	30,000
Increase in accounts payable and accrued liabilities	10,937	(3,447)
Cash flows used in operating activities	(8,206)	(28,791)
Cash flows provided by (used in) investing activities	—	—

Cash flow from financing activities
Advances - related party	1,220	5,762
Repayment of advances - related party	(4,523)	(6,772)
Proceeds from loans payable - shareholder	—	25,244
Net cash provided by financing activities	(3,303)	24,234

Net change in cash	(11,509)	(4,557)

Cash, beginning of the period	17,939	7,608

Cash, end of the period	$6,430	$3,051

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2019

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

PreAxia Payment is in the process of developing an online access system creating a health spending account that will facilitate card payment and processing services to third-party administrators, insurance companies and others.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2019. These financial statements should be read in conjunction with that report.

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”). All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2019, the Company incurred a net loss of $49,143 and used cash in operating activities of $8,206 and at August 31, 2019, had a stockholders’ deficit of $1,724,105. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3317 Canadian Dollars (August 31, 2019), 1.00 USD Dollar=0.8226 GBP, and 1.00 US Dollar = 1.3531 Canadian Dollars (May 31, 2019);

ii)       income and expenses are translated at average exchange rates for three months ended August 31, 2019 of 1.00 US Dollar = 1.3219 Canadian Dollars and 1.00 US Dollar = 1.3098 Canadian Dollars (August 31, 2018);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2019 and 2018 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2019 and May 31, 2019. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of August 31, 2019 and 2018, which have been excluded from the loss per share computation as their effect would have been anti-dilutive.

Research and Development Costs

During the three months ended August 31, 2019, and 2018, we expended $3,573 and $7,648 on research and development.

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

Website development costs are capitalized under the same criteria as our marketed software.

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

During the three months ended August 31, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company. Unpaid consulting services is included in accounts payable and accrued liabilities – related party on the consolidated balance sheets.

During the three months ended August 31, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $1,220 and $5,762, respectively, in cash and was repaid $4,523 and $6,772, respectively.

As of August 31, 2019 and May 31, 2019, accounts payable and accrued liabilities – related party of $266,533 and $239,836, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company.

Loans Payable – Shareholders

As of August 31, 2019 and May 31, 2019, loans payable - shareholders are $132,902 and $132,902, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand.

Convertible Note Payable – Related Party

As of August 31, 2019 and May 31, 2019, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,667,698 and 19,667,698 shares issued and outstanding at August 31, 2019 and May 31, 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2019, together with notes thereto.  As used in this quarterly report, the terms “we,” “us,” “our,” “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $61.7 billion in assets and 26.0 million consumers in 2019, an increase of 20% of assets over the prior period. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

PreAxia has identified the following “channels” through which it will target prime end market customers:

	Independent brokers that sell, or desire to sell, Health Spending Accounts

	Financial advisors who manage funds and advise on tax saving strategies for individuals and corporations

	Accountants and bookkeepers who regularly advise businesses on financial and operational matters

	Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

	Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

	Application providers, including software manufacturers selling into the target vertical markets

	Professional services, including consulting, development and implementation companies serving the target vertical markets
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

 Liquidity and Capital Resources

As of August 31, 2019, PreAxia’s cash balance was $6,430 compared to $17,939 as of May 31, 2019.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,724,105 as of August 31, 2019 compared with a working capital deficit of $1,674,962 as of May 31, 2019.

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

Our working capital (deficit) as of August 31, 2019 compared to May 31, 2019 is summarized as follows:

Working Capital

	August 31, 2019	May 31, 2019

Current Assets	$6,430	$17,939
Current Liabilities	(1,730,535)	(1,692,901)
Working Capital (deficit)	$(1,724,105)	$(1,674,962)

The increase in our working capital deficit of $49,143 was primarily due to an increase in our accounts payable - related party and an increase in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months Ended August 31, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended August 31, 2019.

For the three month period ended August 31, 2019 and 2018

Our operating results for the three month period ended August 31, 2019 compared to the three month period ended August 31, 2018 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three months period ended August 31, 2019 was $49,143 compared to $55,344 for the three months period ended August 31, 2018. The decrease in loss of $6,201 for the three month period ending August 31, 2019 is due to a decrease in consulting fees of $1,144, an increase in professional fees of $2,685, a decrease in research and development of $4,075 and a decrease of $3,667 in office and administration fees.

Consulting Fees

During the three months ended August 31, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the three month period ended August 31, 2019 decreased by $4,075 as web updates and platform development were being completed in the previous year.

Wages and Benefits

There were no wages and benefits during the three months period ended August 31, 2019 or August 31, 2018.

Office and Administration

Office and administration expenses decreased by $3,667 for the period ended August 31, 2019 due to a decrease in travel expenses.

Professional Fees

Professional fees during the three months ended August 31, 2019 increased by $2,685 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2019 and 2018 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2019, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended August 31, 2019 the Company did not issue shares of capital stock.

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

Date: September 30, 2019

