Form 10-Q
period 2019-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2020-01-14
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

or

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

1

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

As of January 14, 2020 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2019.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2019	May 31, 2019
ASSETS

Current assets
Cash	$—	$17,939
Total current assets	—	17,939

Total assets	$—	$17,939

LIABILITIES

Current liabilities
Bank indebtedness	$66	$—
Accounts payable and accrued liabilities	146,256	134,436
Accounts payable and accrued liabilities - related party	247,151	239,836
Loans payable - shareholders	132,902	132,902
Liability for unissued shares	126,967	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,712,102	1,692,901

Total liabilities	1,712,102	1,692,901

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Capital Stock, $0.001 par value, 75,000,000 shares of common stock authorized 19,767,698 and 19,667,698 common shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively	19,768	19,668
Additional paid-in capital	2,655,236	2,605,336
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,444,303)	(4,357,163)
Total stockholders' deficit	(1,712,102)	(1,674,962)

Total liabilities and stockholders' deficit	$—	$17,939

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended November 30,		Six months ended November 30,
	2019	2018	2019	2018

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	30,000	30,768	60,000	61,912
Professional	2,786	3,110	12,484	10,124
Office and administration	2,898	7,916	8,772	17,454
Research and development	2,311	6,319	5,884	13,967
Total expenses	37,995	48,113	87,140	103,457

Loss from operations	(37,995)	(48,113)	(87,140)	(103,457)

Net loss and comprehensive loss	$(37,995)	$(48,113)	$(87,140)	$(103,457)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,702,863	19,667,698	19,685,184	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, August 31, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,214,708)	$(1,455,540)

Net loss and comprehensive loss	—	—	—	—	(48,113)	(48,113)

Balance, November 30, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,262,821)	$(1,503,653)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, May 31, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,159,364)	$(1,400,196)

Net loss and comprehensive loss	—	—	—	—	(103,457)	(103,457)

Balance, November 30, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,262,821)	$(1,503,653)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, August 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,406,308)	$(1,724,107)

Issue shares to settle accounts payable and accrued liabilities - related party	100,000	$100	$49,900	—	—	$50,000
Net loss and comprehensive loss	—	—	—	—	(37,995)	(37,995)

Balance, November 30, 2019	19,767,698	$19,768	$2,655,236	$57,197	$(4,444,303)	$(1,712,102)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Stockholders' Deficit
Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

Issue shares to settle accounts payable and accrued liabilities - related party	100,000	$100	$49,900	—	—	$50,000
Net loss and comprehensive loss	—	—	—	—	(87,140)	(87,140)

Balance, November 30, 2019	19,767,698	$19,768	$2,655,236	$57,197	$(4,444,303)	$(1,712,102)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended November 30,
	2019	2018
Cash flows from operating activities
Net loss	$(87,140)	$(103,457)
Change in operating assets and liabilities
Increase in accounts payable - related party	60,000	60,000
Increase (decrease) in accounts payable and accrued liabilities	11,820	(1,892)
Cash flows used in operating activities	(15,320)	(45,349)

Cash flows provided by (used in) investing activities	—	—

Cash flow from financing activities
Bank indebtedness	66	—
Advances - related party	3,827	13,109
Repayment of advances - related party	(6,512)	(11,711)
Proceeds from loans payable - shareholder	—	40,336
Net cash provided by (used in) financing activities	(2,619)	41,734

Net change in cash	(17,939)	(3,615)

Cash, beginning of the period	17,939	7,608

Cash, end of the period	$—	$3,993

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Issue shares to settle accounts payable and accrued liabilities - related party	$50,000	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2019

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the six months ended November 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2019. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended November 30, 2019, the Company incurred a net loss of $87,140 and used cash in operating activities of $15,320 and at November 30, 2019, had a stockholders’ deficit of $1,712,102. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3284 Canadian Dollars (November 30, 2019), 1.00 USD Dollar=0.7734 GBP, and 1.00 US Dollar = 1.3077 Canadian Dollars (May 31, 2019);

ii)       income and expenses are translated at average exchange rates for six months ended November 30, 2019 of 1.00 US Dollar = 1.3219 Canadian Dollars and 1.00 US Dollar = 1.3098 Canadian Dollars (November 30, 2018);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the six months ended November 30, 2019 and 2018 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2019 and May 31, 2019. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of November 30, 2019 and 2018, which have been excluded from the loss per share computation as their effect would have been anti-dilutive.

Research and Development Costs

During the six months ended November 30, 2019, and 2018, the Company expended $5,884 and $13,967 on research and development.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

During the six months ended November 30, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $60,000, respectively, for consulting services provided to the Company. Unpaid consulting services is included in accounts payable and accrued liabilities – related party on the consolidated balance sheets.

During the six months ended November 30, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $3,827 and $13,109, respectively, and was repaid $6,512 and $11,711, respectively.

On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000.

As of November 30, 2019 and May 31, 2019, accounts payable and accrued liabilities – related party of $247,151 and $239,836, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company.

Loans Payable – Shareholders

As of November 30, 2019 and May 31, 2019, loans payable - shareholders is $132,902. Loans payable – shareholders are unsecured, non-interest bearing and due on demand.

Convertible Note Payable – Related Party

As of November 30, 2019 and May 31, 2019, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 and 19,667,698 shares issued and outstanding at November 30, 2019 and May 31, 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000.

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

 Liquidity and Capital Resources

As of November 30, 2019, PreAxia’s cash balance was $0 compared to $17,939 as of May 31, 2019.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,712,102 as of November 30, 2019 compared with a working capital deficit of $1,674,962 as of May 31, 2019.

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

Our working capital (deficit) as of November 30, 2019 compared to May 31, 2019 is summarized as follows:

Working Capital

	November 30, 2019	May 31, 2019

Current Assets	$—	$17,939
Current Liabilities	(1,712,102)	(1,692,901)
Working Capital (deficit)	$(1,712,102)	$(1,674,962)

The increase in our working capital deficit of $37,140 was primarily due to an increase in our accounts payable - related party and an increase in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months Ended November 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2019.

For the three month period ended November 30, 2019 and 2018

Our operating results for the three month period ended November 30, 2019 compared to the three month period ended November 30, 2018 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three months period ended November 30, 2019 was $37,995 compared to $48,113 for the three months period ended November 30, 2018. The decrease in loss of $10,118 for the three months period ending November 30, 2019 is due to a decrease in consulting fees of $768, a decrease in professional fees of $324, a decrease in research and development of $4,008 and a decrease of $5,018 in office and administration fees.

Consulting Fees

During the three months ended November 30, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the three months period ended November 30, 2019 decreased by $4,008 as web updates and platform development were being completed in the previous year.

Wages and Benefits

There were no wages and benefits during the three months period ended November 30, 2019 or November 30, 2018.

Office and Administration

Office and administration expenses decreased by $5,018 for the period ended November 30, 2019 due to a decrease in travel expenses.

Professional Fees

Professional fees during the three months ended November 30, 2019 decreased by $324 due to a decrease in accounting fees.

Interest Expense

Interest expense is $0 for the three months ended November 30, 2019 and 2018 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Six months Ended November 30, 2019 and 2018

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended November 30, 2019.

For the six month period ended November 30, 2019 and 2018

Our operating results for the six month period ended November 30, 2019 compared to the six month period ended November 30, 2018 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the six months period ended November 30, 2019 was $87,140 compared to $103,457 for the six months period ended November 30, 2018. The decrease in loss of $16,317 for the six months period ending November 30, 2019 is due to a decrease in consulting fees of $1,912, an increase in professional fees of $2,360, a decrease in research and development of $8,083 and a decrease of $8,682 in office and administration fees.

Consulting Fees

During the six months ended November 30, 2019 and 2018, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $60,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the six months period ended November 30, 2019 decreased by $8,083 as web updates and platform development were being completed in the previous year.

Wages and Benefits

There were no wages and benefits during the six months period ended November 30, 2019 or November 30, 2018.

Office and Administration

Office and administration expenses decreased by $8,682 for the period ended November 30, 2019 due to a decrease in travel expenses.

Professional Fees

Professional fees during the six months ended November 30, 2019 increased by $2,360 due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the six months ended November 30, 2019 and 2018 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2019, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended November 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000.

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

Date: January 14, 2020

