Form 10-Q
period 2020-02-29
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2020-06-03
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

or

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

1

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

As of June 2, 2020 the registrant had 19,767,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

EXPLANATORY NOTE

The Company is filing its Quarterly Report on Form 10-Q for the nine months ended February 29, 2020 after the April 14, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “COVID-19 Order”).

The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members for the past several months, including the temporary closures of its offices and having team members work remotely.  As a result, the quarterly report was not be completed by the filing deadline, due to insufficient time to facilitate the internal and external review process.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 29, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2020.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2019.

Page

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of February 29, 2020 and May 31, 2019	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 29, 2020 and February 28, 2019	F-2

Unaudited Condensed Consolidated Statement of Stockholders’ Deficit for the three and nine months ended February 29, 2020 and February 28, 2019	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2020 and February 28, 2019	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2020	May 31, 2019
ASSETS

Current assets
Cash	$—	$17,939
Total current assets	—	17,939

Total assets	$—	$17,939

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$152,011	$134,436
Accounts payable and accrued liabilities - related party	279,121	239,121
Advances - related party	7,456	715
Loans payable - shareholders	132,902	132,902
Liability for unissued shares	126,967	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,757,217	1,692,901

Total liabilities	1,757,217	1,692,901

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares of common stock authorized
19,767,698 and 19,667,698 common shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively	19,768	19,668
Additional paid-in capital	2,655,236	2,605,336
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,489,418)	(4,357,163)
Total stockholders' deficit	(1,757,217)	(1,674,962)

Total liabilities and stockholders' deficit	$—	$17,939

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	33,815	33,814	93,815	95,726
Professional	4,608	3,084	17,092	13,208
Office and administration	4,098	4,292	12,870	21,745
Research and development	2,594	6,736	8,478	20,704
Total expenses	45,115	47,926	132,255	151,383

Loss from operations	(45,115)	(47,926)	(132,255)	(151,383)

Net loss and comprehensive loss	$(45,115)	$(47,926)	$(132,255)	$(151,383)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,667,698	19,712,589	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, November 30, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,262,821)	$(1,503,653)

Net loss and comprehensive loss	—	—	—	—	(47,926)	(47,926)

Balance, February 28, 2019	19,667,698	$19,668	$2,682,303	$57,197	$(4,310,747)	$(1,551,579)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2018	19,667,698	$19,668	$2,682,303	$57,197	$(4,159,364)	$(1,400,196)

Net loss and comprehensive loss	—	—	—	—	(151,383)	(151,383)

Balance, February 28, 2019	19,667,698	$19,668	$2,682,303	$57,197	$(4,310,747)	$(1,551,579)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

Issuance of shares to settle accounts payable and accrued liabilities - related party	100,000	100	49,900			50,000
Net loss and comprehensive loss	—	—	—	—	(132,255)	(132,255)

Balance, February 29, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,489,418)	$(1,757,217)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, November 30, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,444,303)	$(1,762,102)

Issuance of shares to settle accounts payable and accrued liabilities - related party	100,000	100	49,900			50,000
Net loss and comprehensive loss	—	—	—	—	(45,115)	(45,115)

Balance, February 29, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,489,418)	$(1,757,217)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 29, 2020	February 28, 2019
Cash flows from operating activities
Net loss	$(132,255)	$(151,383)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	90,000	90,000
Increase (decrease) in accounts payable and accrued liabilities	17,575	(5,500)
Cash flows used in operating activities	(24,680)	(66,883)

Cash flows from investing activities	—	—

Cash flow from financing activities
Advances - related party	15,328	24,471
Repayment of advances - related party	(8,587)	(16,782)
Proceeds from loans payable - shareholder	—	51,777
Net cash provided by financing activities	6,741	59,466

Net change in cash	(17,939)	(7,417)

Cash, beginning of the period	17,939	7,608

Cash, end of the period	$—	$191

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Issue shares to settle accounts payable and accrued liabilities - related party	$50,000	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended February 29, 2020

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the nine months ended February 29, 2020 and February 28, 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2019 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 27, 2019. These financial statements should be read in conjunction with that report.

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”). All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 29, 2020, the Company incurred a net loss of $132,255 and used cash in operating activities of $24,680, and at February 29, 2020, had a stockholders’ deficit of $1,757,217. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Transaction exchange gains and losses for the nine months ended February 29, 2020 and February 28, 2019 were nominal and included in the statement of operations and comprehensive loss.

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.33401 Canadian Dollars (February 29, 2020), 1.00 USD Dollar=0.7805 GBP, and 1.00 US Dollar = 1.3077 Canadian Dollars (May 31, 2019);

ii)       income and expenses are translated at average exchange rates for nine months ended February 29, 2020 of 1.00 US Dollar = 1.3207 Canadian Dollars and 1.00 US Dollar = 1.3098 Canadian Dollars (February 28, 2019);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the nine months ended February 29, 2020 and February 28, 2019 were insignificant and no amounts have been recorded.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

☐	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

☐	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

☐	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2020 and May 31, 2019. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the nine months ended February 29, 2020 and February 28, 2019, which have been excluded from the loss per share computation as their effect would have been anti-dilutive.

Research and Development Costs

During the nine months ended February 29, 2020 and February 28, 2019, we expended $8,478 and $20,704 on research and development.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

During the nine months ended February 29, 2020 and February 28, 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company. Accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $279,121 and $239,121 at February 29, 2020 and May 31, 2019, respectively.

On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000.

Advances – Related Party

During the nine months ended February 29, 2020 and February 28, 2019, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $15,328 and $24,471, respectively, in cash and was repaid $8,587 and $16,782, respectively. Advances payable due to Tom Zapatinas totaled $7,456 and $715 at February 29, 2020 and May 31, 2019, respectively.

Loans Payable – Shareholders

As of February 29, 2020 and May 31, 2019, loans payable - shareholders are $132,902 and $132,902, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the nine months ended February 29, 2020 and February 28, 2019, there were no advances or repayments related to loans payable – shareholders.

Convertible Note Payable – Related Party

As of February 29, 2020 and May 31, 2019, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 and 19,667,698 shares issued and outstanding at February 29, 2020 and May 31, 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

Note 7 – Subsequent Events

COVID-19

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

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

PreAxia has identified the following “channels” through which it will target prime end market customers:

☐	Independent brokers that sell, or desire to sell, Health Spending Accounts

☐	Financial advisors who manage funds and advise on tax saving strategies for individuals and corporations

☐	Accountants and bookkeepers who regularly advise businesses on financial and operational matters

☐	Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

☐	Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

☐	Application providers, including software manufacturers selling into the target vertical markets

☐	Professional services, including consulting, development and implementation companies serving the target vertical markets
6

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2020 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

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

 Liquidity and Capital Resources

As of February 29, 2020, PreAxia’s cash balance was $0 compared to $17,939 as of May 31, 2019.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,757,217 as of February 29, 2020 compared with a working capital deficit of $1,674,962 as of May 31, 2019.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations.  The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID-19 global pandemic may have on its access to the financing markets. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Our working capital (deficit) as of February 29, 2020 compared to May 31, 2019 is summarized as follows:

Working Capital

	February 29, 2020	May 31, 2019

Current Assets	$—	$17,939
Current Liabilities	(1,757,217)	(1,692,901)
Working Capital (deficit)	$(1,757,217)	$(1,674,962)

The increase in our working capital deficit of $82,255 was primarily due to an increase in our accounts payable - related party and an increase in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended February 29, 2020.

For the three month periods ended February 29, 2020 and February 28, 2019

Our operating results for the three month period ended February 29, 2020 compared to the three month period ended February 28, 2019 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three month period ended February 29, 2020 was $45,115 compared to $47,926 for the three month period ended February 28, 2019. The decrease in loss of $2,811 for the three months period ending February 29, 2020 is due to an increase in professional fees of $1,524, a decrease in research and development of $4,142 and a decrease of $194 in office and administration fees.

Consulting Fees

During the three months ended February 29, 2020 and February 28, 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the three month period ended February 29, 2020 decreased by $4,142 compared to the three month period ended February 28, 2019, as web updates and platform development were being completed in the previous year.

Wages and Benefits

There were no wages and benefits during the three month period ended February 29, 2020 or February 28, 2019.

Office and Administration

Office and administration expenses decreased by $194 for the period ended February 29, 2020 compared to the three month period ended February 28, 2019, due to a decrease in travel expenses.

Professional Fees

Professional fees during the three months ended February 29, 2020 increased by $1,524 compared to the three months ended February 28, 2019, due to an increase in accounting fees.

Interest Expense

Interest expense is $0 for the three months ended February 29, 2020 and February 28, 2019 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months Ended February 29, 2020 and February 28, 2019

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended February 29, 2020.

For the nine month period ended February 29, 2020 and February 28, 2019

Our operating results for the nine month period ended February 29, 2020 compared to the nine month period ended February 28, 2019 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the nine month period ended February 29, 2020 was $132,255 compared to $151,383 for the nine month period ended February 28, 2019. The decrease in loss of $19,128 for the nine month period ending February 29, 2020 is due to a decrease in consulting fees of $1,911, an increase in professional fees of $3,884, a decrease in research and development of $12,226 and a decrease of $8,875 in office and administration fees.

Consulting Fees

During the nine months ended February 29, 2020 and February 28, 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the nine month period ended February 29, 2020 decreased by $12,226 compared to the nine month period ended February 28, 2019, as web updates and platform development were being completed in the previous year.

Wages and Benefits

There were no wages and benefits during the nine month periods ended February 29, 2020 or February 28, 2019.

Office and Administration

Office and administration expenses decreased by $8,875 for the period ended February 29, 2020 compared to the nine month period ended February 28, 2019, due to a decrease in travel expenses.

Professional Fees

Professional fees during the nine months ended February 29, 2020 increased by $3,884 compared to the nine month period ended February 28, 2019, due to the timing of our annual audit.

Interest Expense

Interest expense is $0 for the nine months ended February 29, 2020 and February 28, 2019 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2020, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended February 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: June 2, 2020

