Form 10-K
period 2020-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2020-09-14
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020

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
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $0 on November 30, 2019.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,767,698 shares of common stock as of September 14, 2020

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

2

PART I

FORWARD-LOOKING STATEMENTS.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our product; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

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
5

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

Research and Development

For the years ended May 31, 2020 and 2019, we incurred $11,614 and $26,873 in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2020 and 2021 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2020 and 2019.

Quarter Ended	High	Low
05/31/2020	$0.00	$0.00
02/28/2020	$0.00	$0.00
11/30/2019	$0.00	$0.00
08/31/2019	$0.00	$0.00
05/31/2019	$0.00	$0.00
02/28/2019	$0.00	$0.00
11/30/2018	$0.00	$0.00
08/31/2018	$0.00	$0.00

Holders of Our Common Stock

As of September 14, 2020, there were 83 holders of record of our common stock and 19,767,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2020.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2020 or 2019.

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

Liquidity and Capital Resources

As of May 31, 2020, PreAxia’s cash balance was $46 compared to $17,939 as of May 31, 2019.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,796,628 as of May 31, 2020 compared with a working capital deficit of $1,674,962 as of May 31, 2019.

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

Our working capital (deficit) as of May 31, 2020 and 2019 is summarized as follows:

Working Capital

	May 31, 2020	May 31, 2019

Current Assets	$46	$17,939
Current Liabilities	(1,796,674)	(1,692,901)
Working Capital (deficit)	$(1,796,628)	$(1,674,962)

The increase in our working capital deficit of $121,666 was primarily due to an increase in our accounts payable - related party and an increase in accounts payable and accrued liabilities.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Year ended May 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2020.

For the year period ended May 31, 2020 and 2019

Our operating results for the year ended May 31, 2020 compared to the year ended May 31, 2019 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the year ended May 31, 2020 was $171,666 compared to $197,799 for the year ended May 31, 2019. The decrease in loss of $26,133 for the year ending May 31, 2020 is due to an increase in consulting fees of $507, an increase in professional fees of $2,414, a decrease in research and development of $15,259 and a decrease of $13,795 in office and administration fees.

Consulting Fees

During the year ended May 31, 2020 and 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company.

Consulting fees during the year ended May 31, 2020 increased by $507 due to programming and system administration costs.

Research and Development

Research and development expenses during the year ended May 31, 2020 decreased by $15,259 as web updates and platform development were being completed in the current year.

Wages and Benefits

There were no wages and benefits during the year ended May 31, 2020 or May 31, 2019.

Office and Administration

Office and administration expenses decreased by $13,795 for the period ended May 31, 2020 due to a decrease in travel expenses.

Professional Fees

Professional fees during the year ended May 31, 2020 increased by $2,414 due to increase in accounting costs..

Interest Expense

Interest expense is $0 for the year ended May 31, 2020 and 2019 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Please refer to Note 2 of the accompanying consolidated financial statements for a full and complete disclosure of our accounting policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accounting Firm	F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Changes in Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Health Care Payment Systems Inc.

Alberta, Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preaxia Health Care Payment Systems Inc. (the “Company”) as of May 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has minimal operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 14, 2020

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2020	May 31, 2019
ASSETS

Current assets
Cash	$46	$17,939
Total current assets	46	17,939

Total assets	$46	$17,939

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$155,551	$134,436
Accounts payable and accrued liabilities - related party	309,121	239,121
Advances - related party	9,810	715
Loans payable - shareholders	136,465	132,902
Liability for unissued shares	126,967	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,796,674	1,692,901

Total liabilities	1,796,674	1,692,901

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 and 19,667,698 shares issued and outstanding at May 31, 2020 and May 31, 2019, respectively	19,768	19,668
Additional paid-in capital	2,655,236	2,605,336
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,528,829)	(4,357,163)
Total stockholders' deficit	(1,796,628)	(1,674,962)

Total liabilities and stockholders' deficit	$46	$17,939

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	May 31, 2020	May 31, 2019

Revenue	$—	$—

Operating expenses
Consulting	126,233	125,726
Professional	18,699	16,285
Office and administration	15,120	28,915
Research and development	11,614	26,873
Total expenses	171,666	197,799

Loss from operations	(171,666)	(197,799)

Net loss and comprehensive loss	$(171,666)	$(197,799)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,726,441	19,674,273

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2018	19,567,698	$19,568	$2,555,436	$57,197	$(4,159,364)	$(1,527,163)

Issuance of shares of common stock for cash	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss	—	—	—	—	(197,799)	(197,799)

Balance, May 31, 2019	19,667,698	19,668	2,605,336	57,197	(4,357,163)	(1,674,962)

Issuance of shares to settle accounts payable and accrued liabilities - related party	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss	—	—	—	—	(171,666)	(171,666)

Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	May 31, 2020	May 31, 2019
Cash flows from operating activities
Net loss	$(171,666)	$(197,799)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	120,000	120,000
Increase (decrease) in accounts payable and accrued liabilities	21,115	(8,423)
Cash flows used in operating activities	(30,551)	(86,222)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - related party	18,901	26,434
Repayment of advances - related party	(9,806)	(25,719)
Proceeds from loans payable - shareholder	3,563	51,777
Repayment of loans payable - shareholder	—	(5,939)
Proceeds from the issuance of common stock	—	50,000
Net cash provided by financing activities	12,658	96,553

Net change in cash	(17,893)	10,331

Cash, beginning of the year	17,939	7,608

Cash, end of the year	$46	$17,939

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities
Issuance of shares of common stock to settle accounts payable and accrued liabilities - related party	$50,000	$—
See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2020 and 2019

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2020, the Company incurred a net loss of $171,666 and used cash in operating activities of $30,551, and at May 31, 2020, had a stockholders’ deficit of $1,796,628. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the coronavirus COVID- 19 global pandemic may have on its access to the financing markets. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3772 Canadian Dollars (May 31, 2020), 1.00 USD Dollar=0.8101 GBP, and 1.00 US Dollar = 1.3077 Canadian Dollars (May 31, 2019);

ii)       income and expenses are translated at average exchange rates for year ended May 31, 2020 of 1.00 US Dollar = 1.3992 Canadian Dollars and 1.00 US Dollar = 1.3098 Canadian Dollars (May 31, 2019);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the years ended May 31, 2020 and 2019 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2020 and 2019. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of May 31, 2020 and 2019, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

During the years ended May 31, 2020 and 2019, we incurred $11,614 and $26,873 in research and development expenses.

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

Reclassifications

Certain amounts included in the Company’s May 31, 2019, consolidated financial statements required reclassification, Such reclassification had no effect on the financial position, operations or cash flows for the year ended May 31, 2020.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of May 31, 2020 and 2019, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $309,121 and $239,121, respectively. During the years ended May 31, 2020 and 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company. On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000 (Note 6).

Advances – Related Party

As of May 31, 2020 and 2019, advances payable due to Tom Zapatinas totaled $9,810 and $715, respectively. During the years ended May 31, 2020 and 2019, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $18,901 and $26,434, respectively, in cash and was repaid $9,806 and $25,719, respectively, in cash.

Loans Payable – Shareholders

As of May 31, 2020 and 2019, loans payable - shareholders are $136,465 and $132,902, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2020 and 2019, the Company was advanced $3,563 and $51,177, respectively, in cash and was repaid $0 and $5,939, respectively, in cash.

Convertible Note Payable – Related Party

As of May 31, 2020 and 2019, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Income Taxes

As of May 31, 2020, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2019 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $4,050,000 since January 28, 2008 (Date of Inception).

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

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2020	2019

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(839,404)	$(823,066)
Net operating losses (21% tax rate)	(36,050)	(41,538)
Accrued management compensation	25,200	25,200
Total	(850,254)	(839,404)

Deferred taxes – U.S. Parent	(850,254)	(839,404)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	—	—
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(882,014)	(871,164)
Less: valuation allowance	882,014	871,164
Total net deferred tax assets	$—	$—

During the years ended May 31, 2020 and 2019, the change in valuation allowance was an increase of $10,850 in 2020 and an increase of $16,338 in 2019.

The Company has no tax positions at May 31, 2020 and 2019 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2020 and 2019.

Note 6 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 and 19,667,698 shares issued and outstanding at May 31, 2020 and 2019, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On May 7, 2019 the Company issued 100,000 shares of common stock for cash proceeds of $50,000 ($0.50 per share).

On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000.

Note 7 – Contingencies and Commitments

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

Note 8 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued and no subsequent events occurred that required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2020, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2020. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2020, our Company’s internal control over financial reporting was not effective.

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

Business Experience

Tom Zapatinas, President, Secretary, Chief Executive Officer, Chief Financial Officer and a director

Tom Zapatinas has been a director of our Company since January 9, 2007 and the president, secretary, chief executive officer and chief financial officer of our company since January 25, 2008. Mr. Zapatinas has been a self-employed business consultant since August 1997. In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada. Mr. Zapatinas resigned from Prolific in May 29, 2001, to go back to his consulting practice. He brings experience in financing, corporate development and mergers and acquisitions.

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
13

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

Financial Reporting Processes

(a)	In consultation with the external auditors, review with management the integrity of the Corporation’s financial reporting process, both internal and external.

(b)	Consider the external auditors’ judgments about the quality and appropriateness of the Corporation’s accounting principles as applied in its financial reporting.

(c)	Consider and approve, if appropriate, changes to the Corporation’s auditing and accounting principles and practices as suggested by the external auditors and management.

(d)	Review significant judgments made by management in the preparation of financial statements and the view of the external auditors as to the appropriateness of such judgments.

(e)	Following completion of the annual audit, review separately with management and the external auditors any significant difficulties encountered during the course of the audit, including any restrictions on the scope of work or access to required information.

(f)	Review any significant disagreement among management and the external auditors in connection with the preparation of the financial statements.

(g)	Review with the external auditors and management the extent to which changes and improvements in financial or accounting practices have been implemented.

(h)	Review any complaints or concerns about questionable accounting, internal accounting controls or auditing matters.

(i)	Review certification process.

Other

Review any related-party transactions.

Members of the Audit Committee

Member	Independence	Financially Literate
Tom Zapatinas Paul Verberne	Not Independent Not Independent	Not Financially literate Not Financially literate

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

Board Committees

The Corporation has an Audit Committee (see section entitled “Audit Committee”).

The Board is of the view that the size of the Corporation’s operations does not warrant additional committees at this stage of the Corporation’s development.

Assessments

The Board does not consider that formal assessments would be useful at this stage of the Corporation’s development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2020 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2020 and 2019 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2020 2019	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2020.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2020.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2020. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 18, 2020, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 18, 2020, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	Tom Zapatinas	9,100,000	Direct	46..03%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	Paul Verberne 3212 – 14 Avenue SW Calgary, AB T3C 0X3	-		-
Common Stock	All officers and directors as a group (2 persons)	9,100,000		46,03%

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

(2) Based upon 19,767,698 issued and outstanding shares of common stock as of August 18, 2020.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2020, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company, advanced $18,901 in cash and received repayments of $9,806 in cash. As of May 31, 2020, Accounts payable – related party and advances related party includes a total of $318,931 due and payable to Mr. Zapatinas. The balance as of May 31, 2019 was $239,836 representing an increase of $79,095 over the prior year.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC (dba as Pinnacle Accountancy Group of Utah) for the completed fiscal periods ended May 31, 2020 and 2019 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2020	Year Ended May 31, 2019
Audit Fees and Audit Related Fees	$10,000	$10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$10,000

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
Dated: September 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: September 14, 2020

 /s/ Paul Verberne
By: Paul Verberne, Director
Dated: September 14, 2020

