Form 10-Q
period 2020-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2020-10-15
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

or

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

Securities registered pursuant to Section 12(b) of the Act: None

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

As of October 15, 2020 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2020.

3

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2020	May 31, 2020
ASSETS

Current assets
Cash	$801	$46
Total current assets	801	46

Total assets	$801	$46

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$149,224	$155,551
Accounts payable and accrued liabilities - related party	339,121	309,121
Advances - related party	21,747	9,810
Loans payable - shareholders	136,465	136,465
Liability for unissued shares	126,967	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,832,284	1,796,674

Total liabilities	1,832,284	1,796,674

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding at August 31, 2020 and May 31, 2020	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,563,684)	(4,528,829)
Total stockholders' deficit	(1,831,483)	(1,796,628)

Total liabilities and stockholders' deficit	$801	$46

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended August 31,
	2020	2019

Revenue	$—	$—

Operating expenses
Consulting	30,000	30,000
Professional	—	9,699
Office and administration	3,504	5,871
Research and development	1,351	3,573
Total expenses	34,855	49,143

Loss from operations	(34,855)	(49,143)

Net loss and comprehensive loss	$(34,855)	$(49,143)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,667,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	—	—	—	—	(34,855)	(34,855)

Balance, August 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,563,684)	$(1,831,483)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

Net loss and comprehensive loss	—	—	—	—	(49,143)	(49,143)

Balance, August 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,406,306)	$(1,724,105)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended August 31,
	2020	2019
Cash flows from operating activities
Net loss	$(34,855)	$(49,143)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	30,000	30,000
Increase (decrease) in accounts payable and accrued liabilities	(6,327)	10,937
Cash flows used in operating activities	(11,182)	(8,206)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - related party	12,535	1,220
Repayment of advances - related party	(598)	(4,523)
Net cash provided by (used in) financing activities	11,937	(3,303)

Net change in cash	755	(11,509)

Cash, beginning of the period	46	17,939

Cash, end of the period	$801	$6,430

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended August 31, 2020

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

The operations of the Company are expected to be primarily undertaken by its wholly-owned subsidiary, PreAxia Health Care Payment Ltd. (“PreAxia Payment”), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2020. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2020, the Company incurred a net loss of $34,855 and used cash in operating activities of $11,182, and at August 31, 2020, had a stockholders’ deficit of $1,831,483. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3040 Canadian Dollars (August 31, 2020), 1.00 USD Dollar=0.7476 GBP, and 1.00 US Dollar = 1.3772 Canadian Dollars (May 31, 2020), 1.00 USD Dollar=0.8101 GBP;

ii)       income and expenses are translated at average exchange rates for three months ended August 31, 2020 of 1.00 US Dollar = 1.3428 Canadian Dollars and 1.00 US Dollar = 1.3219 Canadian Dollars (August 31, 2019);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2020 and 2019 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2020 and 2019. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of August 31, 2020 and 2019, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

During the three months ended August 31, 2020 and 2019, we incurred $1,351 and $3,573, respectively, in research and development expenses.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, “Research and Development,” FASB ASC 350-40, “Internal-Use Software,” FASB 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed” and FASB ASC 350-50, “Website Development Costs.”

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

Revenue Recognition

In accordance with ASC 606, “Revenue from Contracts with Customers,” revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of August 31, 2020 and May 31, 2020, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $339,121 and $309,121, respectively. During the three months ended August 31, 2020 and 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of August 31, 2020 and May 31, 2020, advances payable due to Tom Zapatinas totaled $21,747 and $9,810, respectively. During the three months ended August 31, 2020 and 2019, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $12,535 and $1,220, respectively, in cash and was repaid $598 and $4,523, respectively, in cash.

Loans Payable – Shareholders

As of August 31, 2020 and May 31, 2020, loans payable - shareholders are $136,465 and $136,465, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the three months ended August 31, 2020 and 2019, the Company was advanced $0 and $0, respectively, in cash and was repaid $0 and $0, respectively, in cash.

Convertible Note Payable – Related Party

As of August 31, 2020 and May 31, 2020, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at August 31, 2020 and May 31, 2020. Holders of Common Stock have one vote per share of Common Stock held.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2020, together with notes thereto.  As used in this quarterly report, the terms “we,” “us,” “our,” “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

As of August 31, 2020, PreAxia’s cash balance was $801 compared to $46 as of May 31, 2020.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,831,483 as of August 31, 2020 compared with a working capital deficit of $1,796,628 as of May 31, 2020.

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

Our working capital (deficit) as of August 31, 2020 and May 31, 2020 is summarized as follows:

Working Capital

	August 31, 2020	May 31, 2020

Current Assets	$801	$46
Current Liabilities	(1,832,284)	(1,796,674)
Working Capital (deficit)	$(1,831,483)	$(1,796,628)

The increase in our working capital deficit of $34,855 was primarily due to an increase in Advances - related party of $11,937.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended August 31, 2020 and 2019

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended August 31, 2020.

For the three month period ended August 31, 2020 and 2019

Our operating results for the three months ended August 31, 2020 compared to the three months ended August 31, 2019 are described below:

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have completed the development of our Health Card software and obtained new customers.

Expenses

Our operating loss for the three months ended August 31, 2020 was $34,855 compared to $49,143 for the three months ended August 31, 2019. The decrease in loss of $14,288 for the year ending August 31, 2020 is due to a decrease in professional fees of $9,699, a decrease in research and development of $2,222 and a decrease of $2,367 in office and administration fees.

Consulting Fees

During the three months ended August 31, 2020 and 2019, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Research and Development

Research and development expenses during the three months ended August 31, 2020 decreased by $2,222 as web updates and platform development were being completed in the current year.

Wages and Benefits

There were no wages and benefits during the three months ended August 31, 2020 or August 31, 2019.

Office and Administration

Office and administration expenses decreased by $2,367 for the period ended August 31, 2020 due to a decrease in travel and office and administration expenses.

Professional Fees

Professional fees during the three months ended August 31, 2020 decreased by $9,699 due to the completion of the annual financial statement audit in the second quarter of fiscal 2021. In the previous year the annual financial statement audit was completed in the first quarter. As such, fees for accounting and audit fees were invoiced in a later quarter in fiscal 2021.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2020 and 2019 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, “Research and Development,” FASB ASC 350-40, “Internal-Use Software,” FASB 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed” and FASB ASC 350-50, “Website Development Costs.”

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2020, the disclosure controls and procedures were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended August 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 15, 2020

