Form 10-Q
period 2021-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2021-04-14
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

or

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

As of April 14, 2021 the registrant had 19,767,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2021.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2020.

Page

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of February 28, 2021 and May 31, 2020	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 28, 2021 and February 29, 2020	F-2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended February 28, 2021 and February 29, 2020	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2021 and February 29, 2020	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2021	May 31, 2020
ASSETS

Current assets
Cash	$118	$46
Total current assets	118	46

Total assets	$118	$46

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$160,200	$155,551
Accounts payable and accrued liabilities - related party	399,121	309,121
Advances - related party	30,886	9,810
Loans payable - shareholders	136,465	136,465
Liability for unissued shares	134,792	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,920,224	1,796,674

Total liabilities	1,920,224	1,796,674

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized
19,767,698 and 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,652,307)	(4,528,829)
Total stockholders' deficit	(1,920,106)	(1,796,628)

Total liabilities and stockholders' deficit	$118	$46

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020

Revenue	$125	$—	$125	$—

Operating expenses
Consulting	30,628	33,815	90,628	93,815
Professional	3,162	4,608	14,980	17,092
Office and administration	5,608	4,098	12,620	12,870
Research and development	1,953	2,594	5,375	8,478
Total expenses	41,351	45,115	123,603	132,255

Loss from operations	(41,226)	(45,115)	(123,478)	(132,255)

Net loss and comprehensive loss	$(41,226)	$(45,115)	$(123,478)	$(132,255)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,667,698	19,767,698	19,712,589

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, November 30, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,611,081)	$(1,878,880)

Net loss and comprehensive loss	—	—	—	—	(41,226)	(41,226)

Balance, February 28, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,652,307)	$(1,920,106)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	—	—	—	—	(123,478)	(123,478)

Balance, February 28, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,652,307)	$(1,920,106)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, November 30, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,444,303)	$(1,762,102)

Issuance of stock to settle accounts payable and accrued liabilities - related party	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss	—	—	—	—	(45,115)	(45,115)

Balance, February 29, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,489,418)	$(1,757,217)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

Issuance of stock to settle accounts payable and accrued liabilities - related party	100,000	100	49,900	—	—	50,000
Net loss and comprehensive loss	—	—	—	—	(132,255)	(132,255)

Balance, February 29, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,489,418)	$(1,757,217)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 28, 2021	February 29, 2020

Cash flows from operating activities
Net loss	$(123,478)	$(132,255)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	90,000	90,000
Increase in accounts payable and accrued liabilities	4,649	17,575
Cash flows used in operating activities	(28,829)	(24,680)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - related party	22,215	15,328
Repayment of advances - related party	(1,139)	(8,587)
Proceeds from the issuance of liability for unissued shares	7,825	—
Net cash provided by financing activities	28,901	6,741

Net change in cash	72	(17,939)

Cash, beginning of the period	46	17,939

Cash, end of the period	$118	$—

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash investing and financing activities:
Issue shares to settle accounts payable and accrued liabilities - related party	$—	$50,000
See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended February 28, 2021

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

COVID-19

The recent outbreak of COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the nine months ended February 28, 2021 and February 29, 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2020 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2020. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 8, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”). All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 28, 2021, the Company incurred a net loss of $123,478 and used cash in operating activities of $28,829, and on February 28, 2021, had a stockholders’ deficit of $1,920,106. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the COVID-19 global pandemic may have on its access to the financing markets. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in the case of equity financing.

 Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.2742 Canadian Dollars (February 28, 2021), 1.00 USD Dollar=0.7181 GBP, and 1.00 US Dollar = 1.3772 Canadian Dollars (May 31, 2020), 1.00 USD Dollar=0.8101 GBP;

ii)       income and expenses are translated at average exchange rates for nine months ended February 28, 2021 of 1.00 US Dollar = 1.2745 Canadian Dollars and 1.00 US Dollar = 1.3219 Canadian Dollars (February 29, 2020);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the nine months ended February 28, 2021 and February 29, 2020 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2021 and February 29, 2020. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended February 28, 2021 and February 29, 2020, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the nine months ended February 28, 2021 and February 29, 2020, we incurred $5,375 and $8,478, respectively, in research and development expenses.

Software Development Costs

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

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company provides administrative services for Health Spending Accounts sponsored by employers (the “customer”). The Company does not take possession of goods or control the services provided as the employees of customer are free to determine their health care provider. As such, the Company records revenue net of reimbursements to employees. The Company’s services to the customer consist of reviewing medical costs for eligibility and reimbursing employees for eligible costs.

During the three and nine months ended February 28, 2021 and 2020, the Company had revenue of $125 and $0 and $125 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of February 28, 2021 and May 31, 2020, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $399,121 and $309,121, respectively. During the nine months ended February 28, 2021 and February 29, 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of February 28, 2021 and May 31, 2020, advances payable due to Tom Zapatinas totaled $30,886 and $9,810, respectively. During the nine months ended February 28, 2021 and February 29, 2020, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $22,215 and $15,328, respectively, in cash and was repaid $1,139 and $8,587, respectively, in cash.

Loans Payable – Shareholders

As of February 28, 2021 and May 31, 2020, loans payable - shareholders are $136,465. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the nine months ended February 28, 2021 and February 29, 2020, the Company was advanced $0 in cash and was repaid $0 in cash.

Convertible Note Payable – Related Party

As of February 28, 2021 and May 31, 2020, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Liability for Unissued Shares

On December 12, 2020, the Company issued 20,000 shares of common stock of the Company to an independent investor for $7,825 in cash. The share subscription has been classified as a liability because these shares were not issued on February 28, 2021.

Note 6 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on February 28, 2021 and May 31, 2020. Holders of Common Stock have one vote per share of Common Stock held.

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

As of February 28, 2021, PreAxia’s cash balance was $118 compared to $46 as of May 31, 2020.  Our Company will be required to raise capital to fund our operations.   PreAxia had a working capital deficit of $1,920,106 as of February 28, 2021 compared with a working capital deficit of $1,796,628 as of May 31, 2020.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations.  The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the COVID-19 global pandemic may have on its access to the financing markets. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Our working capital (deficit) as of February 28, 2021 and May 31, 2020 is summarized as follows:

Working Capital

	February 28, 2021	May 31, 2020

Current Assets	$118	$46
Current Liabilities	(1,920,224)	(1,796,674)
Working Capital (deficit)	$(1,920,106)	$(1,796,628)

The increase in our working capital deficit of $123,478 was primarily due to increases in our accounts payable and accrued liabilities - related party, advances – related party, and accounts payable and accrued liabilities.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended February 28, 2021 and February 29, 2020

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended February 28, 2021.

For the three months period ended February 28, 2021 and February 29, 2020

Our operating results for the three months ended February 28, 2021 compared to the three months ended February 28, 2020 are described below:

Revenue

During the three months ended February 28, 2021 and 2020, the Company had revenue of $125 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended February 28, 2021 was $41,351 compared to $45,115 for the three months ended February 28, 2020. The decrease in total expenses of $3,764 for the three months ending February 28, 2021 is due to a decrease in consulting fees of $3,187, a decrease in professional fees of $1,446, a decrease in research and development of $641 and an increase of $1,510 in office and administration fees.

Consulting Fees

During the three months ended February 28, 2021 and February 29, 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended February 28, 2021 decreased by $641 as web updates and platform development costs decreased in the current year.

Wages and Benefits

There were no wages and benefits during the three months ended February 28, 2021 or February 29, 2020.

Office and Administration

Office and administration expenses increased by $1,510 for the period ended February 28, 2021 due to an increase in office supply expense.

Professional Fees

Professional fees during the three months ended February 28, 2021 decreased by $1,446 due to the completion of the annual financial statement audit in the second quarter of fiscal 2021. In the previous year the annual financial statement audit was completed in the first quarter. As such, fees for accounting and audit fees were invoiced in a later quarter in fiscal 2021.

Interest Expense

Interest expense is $0 for the three months ended February 28, 2021 and February 29, 2020 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months ended February 28, 2021 and February 29, 2020

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended February 28, 2021.

For the nine months period ended February 28, 2021 and February 29, 2020

Our operating results for the nine months ended February 28, 2021 compared to the nine months ended February 29, 2020 are described below:

Revenue

During the nine months ended February 28, 2021 and February 29, 2020, the Company had revenue of $125 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the nine months ended February 28, 2021 was $123,603 compared to $132,255 for the nine months ended February 29, 2020. The decrease in total expenses of $8,652 for the year ending February 28, 2021 is due to a decrease in consulting fees of $3,187, to a decrease in professional fees of $2,112, a decrease in research and development of $3,103 and a decrease of $250 in office and administration fees.

Consulting Fees

During the nine months ended February 28, 2021 and February 29, 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the nine months ended February 28, 2021 decreased by $3,103 as web updates and platform development costs decreased in the current year.

Wages and Benefits

There were no wages and benefits during the nine months ended February 28, 2021 or February 29, 2020.

Office and Administration

Office and administration expenses decreased by $250 for the period ended February 28, 2021 due to a decrease in travel and office expense.

Professional Fees

Professional fees during the nine months ended February 28, 2021 decreased by $2,112 due a decrease in fees incurred for accounting services.

Interest Expense

Interest expense is $0 for the nine months ended February 28, 2021 and February 29, 2020 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controls the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company provides administrative services for Health Spending Accounts sponsored by employers (the “customer”). The Company does not take possession of goods or control the services provided as the employees of customer are free to determine their health care provider. As such, the Company records revenue net of reimbursements to employees. The Company’s services to the customer consist of reviewing medical costs for eligibility and reimbursing employees for eligible costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2021, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: April 14, 2021

