Form 10-K
period 2021-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2021-09-09
CIK 1350156

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to________________

Commission file number 000-53490

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 34075 Westbrook PO, 1610-37th Street S.W., Calgary, AB T3C 3W2

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
Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑

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
Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $0 on November 30, 2020.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,767,698 shares of common stock as of September 8, 2021

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

2

PART I

FORWARD-LOOKING STATEMENTS.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “intend,” “expect,”, “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including uncertainties and other factors, which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our product; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms “we,” “us,” “our,” the “Corporation,” and “PreAxia” mean PreAxia Health Care Payment Systems Inc. and our and its wholly owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”), unless the context clearly requires otherwise. Unless otherwise stated, “$” refers to United States dollars.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $88.2 billion in assets in 2021 and 30.0 million consumers in 2020, an increase of 20% of assets over the prior period. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share.  This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

PreAxia’s marketing strategy is to promote its existing platform direct to consumers and businesses, and to the groups that most need access to it; independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the nternet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The Company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

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

US and International Markets

•        HealthEquity, a publicly listed company offering HSAs in the USA, manages over $15 billion in deposits.  It is one of the largest dedicated health account custodians in the USA and serves more than 12 million accounts owned by individuals at more than 24,000 companies across the country.

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

Research and Development

For the years ended May 31, 2021 and 2020, we incurred $8,219 and $11,614, respectively, in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2021 and 2022 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2021 and 2020.

Quarter Ended	High	Low
05/31/2021	$0.00	$0.00
02/28/2021	$0.00	$0.00
11/30/2020	$0.00	$0.00
08/31/2020	$0.00	$0.00
05/31/2020	$0.00	$0.00
02/28/2020	$0.00	$0.00
11/30/2019	$0.00	$0.00
08/31/2019	$0.00	$0.00

Holders of Our Common Stock

As of August 29, 2021, there were 83 holders of record of our common stock and 19,767,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2021.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2021 or 2020.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $88.2 billion in assets in 2021 and 30 million consumers in 2020, an increase of more than 20% of assets over the prior year. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share.  This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Liquidity and Capital Resources

As of May 31, 2021, PreAxia’s cash balance was $40 compared to $46 as of May 31, 2020.  Our Company will be required to raise capital to fund our operations.  PreAxia’s cash on hand is currently its only source of liquidity.  PreAxia had a working capital deficit of $1,959,821 as of May 31, 2021 compared with a working capital deficit of $1,796,628 as of May 31, 2020.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $1,000,000 over the next twelve-month period to fund our working capital deficit of approximately $400,000 plus an additional $600,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as of May 31, 2021 and 2020 is summarized as follows:

Working Capital

	May 31, 2021	May 31, 2020

Current Assets	$40	$46
Current Liabilities	(1,959,861)	(1,796,674)
Working Capital (deficit)	$(1,959,821)	$(1,796,628)

The increase in our working capital deficit of $163,193 was primarily due to an increase in our accounts payable - related party and an increase in accounts payable and accrued liabilities.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Years ended May 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2021.

For the years ended May 31, 2021 and 2020

Our operating results for the year ended May 31, 2021 compared to the year ended May 31, 2020 are described below:

Revenue

During the year ended May 31, 2021 and 2020, the Company had revenue of $411 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our operating expenses for the year ended May 31, 2021 was $163,604 compared to $171,666 for the year ended May 31, 2020. The decrease in expenses of $8,062 for the year ending May 31, 2021 is due to a decrease in consulting fees of $5,605, a decrease in professional fees of $539, a decrease in research and development of $3,395 and an increase of $1,477 in office and administration fees.

Consulting Fees

During the year ended May 31, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company.

Consulting fees during the year ended May 31, 2021 decreased by $5,605 due to programming and system administration costs.

Research and Development

Research and development expenses during the year ended May 31, 2021 decreased by $3,395 as web updates and platform development were being completed in the current year.

Wages and Benefits

There were no wages and benefits during the year ended May 31, 2021 or May 31, 2020.

Office and Administration

Office and administration expenses increased by $1,477 for the  year ended May 31, 2021 due to an increase in travel expenses.

Professional Fees

Professional fees during the year ended May 31, 2021 decreased by $539 due to decrease in accounting costs..

Interest Expense

Interest expense is $0 for the years ended May 31, 2021 and 2020 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Healthcare Payment Systems Inc.

Calgary, Alberta CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preaxia Healthcare Payment Systems Inc. (the Company) as of May 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has a history of recurring net losses, a significant accumulated deficit and currently has net working capital deficit. At May 31, 2021, the Company had an accumulated deficit of $1,959,821. The Company has contractual obligations such as commitments for repayments of accounts and notes payable and accrued interest (collectively “obligations”). Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, obtaining additional debt financing, loans from related and unrelated parties, and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through related and unrelated party loans.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, and its ability to obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures, and (iii) evaluating the probability that the Company will be able to obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 8, 2021

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2021	May 31, 2020
ASSETS

Current assets
Cash	$40	$46
Total current assets	40	46

Total assets	$40	$46

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$163,027	$155,551
Accounts payable and accrued liabilities - related party	429,121	309,121
Advances - related party	37,696	9,810
Loans payable - shareholders	136,465	136,465
Liability for unissued shares	134,792	126,967
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	1,959,861	1,796,674

Total liabilities	1,959,861	1,796,674

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized
19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,692,022)	(4,528,829)
Total stockholders' deficit	(1,959,821)	(1,796,628)

Total liabilities and stockholders' deficit	$40	$46

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	May 31, 2021	May 31, 2020

Revenue	$411	$-

Operating expenses
Consulting	120,628	126,233
Professional	18,160	18,699
Office and administration	16,597	15,120
Research and development	8,219	11,614
Total expenses	163,604	171,666

Loss from operations	(163,193)	(171,666)

Net loss and comprehensive loss	$(163,193)	$(171,666)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,726,441

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	-	-	-	-	(163,193)	(163,193)

Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2019	19,667,698	$19,668	$2,605,336	$57,197	$(4,357,163)	$(1,674,962)

Issuance of shares to settle accounts payable and accrued liabilities - related party	100,000	100	49,900	-	-	50,000
Net loss and comprehensive loss	-	-	-	-	(171,666)	(171,666)

Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	May 31, 2021	May 31, 2020
Cash flows from operating activities
Net loss	$(163,193)	$(171,666)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	120,000	120,000
Increase in accounts payable and accrued liabilities	7,476	21,115
Cash flows used in operating activities	(35,717)	(30,551)

Cash flows from investing activities	-	-

Cash flows from financing activities
Advances - related party	29,433	18,901
Repayment of advances - related party	(1,547)	(9,806)
Proceeds from the issuance of liability for unissued shares	7,825	-
Proceeds from loans payable - shareholders	-	3,563
Net cash provided by financing activities	35,711	12,658

Net change in cash	(6)	(17,893)

Cash, beginning of the period	46	17,939

Cash, end of the period	$40	$46

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Non-cash investing and financing activities:
Issue shares to settle accounts payable and accrued liabilities - related party	$-	$50,000
See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2021 and 2020

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

COVID-19

The recent outbreak of the coronavirus COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these consolidated financial statements as a result of this matter.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company are presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements, which are stated in U.S. Dollars.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2021, the Company incurred a net loss of $163,193 and used cash in operating activities of $35,717, and at May 31, 2021, had a stockholders’ deficit of $1,959,821. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.2067 Canadian Dollars (May 31, 2021), 1.00 USD Dollar=0.7039 GBP, and 1.00 US Dollar = 1.3772 Canadian Dollars (May 31, 2020);

ii)       income and expenses are translated at average exchange rates for year ended May 31, 2021 of 1.00 US Dollar = 1.2398 Canadian Dollars and 1.00 US Dollar = 1.3992 Canadian Dollars (May 31, 2020);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.  The exchange differences during the years ended May 31, 2021 and 2020 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2021 and 2020. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding as of May 31, 2021 and 2020, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

During the years ended May 31, 2021 and 2020, we incurred $8,219 and $11,614, respectively, in research and development expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of May 31, 2021 and 2020, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $429,121 and $309,121, respectively. During the years ended May 31, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company.  On October 29, 2019, the Company issued 100,000 shares of common stock of the Company to settle accounts payable and accrued liabilities– related party with a carrying value of $50,000 (Note 6).

Advances – Related Party

As of May 31, 2021 and 2020, advances payable due to Tom Zapatinas totaled $37,696 and $9,810, respectively. During the years ended May 31, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $29,433 and $18,901, respectively, in cash and was repaid $1,547 and $9,806, respectively, in cash.

Loans Payable – Shareholders

As of May 31, 2021 and 2020, loans payable - shareholders are $136,465 and $136,465, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2021 and 2020, the Company was advanced $0 and $3,563, respectively, in cash and was repaid $0 and $0, respectively, in cash.

Convertible Note Payable – Related Party

As of May 31, 2021 and 2020, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Income Taxes

As of May 31, 2021, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2020 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $4,090,000 since January 28, 2008 (Date of Inception).

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2021	2020

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(850,254)	$(839,404)
Net operating losses (21% tax rate)	(34,270)	(36,050)
Accrued management compensation	25,200	25,200
Total	(859,324)	(850,254)

Deferred taxes – U.S. Parent	(859,324)	(850,254)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	-	-
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(891,084)	(882,014)
Less: valuation allowance	891,084	882,014
Total net deferred tax assets	$-	$-

During the years ended May 31, 2021 and 2020, the change in valuation allowance was an increase of $9,070 in 2021 and an increase of $10,850 in 2020.

The Company has no tax positions at May 31, 2021 and 2020 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2021 and 2020.

Note 6 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at May 31, 2021 and 2020. Holders of Common Stock have one vote per share of Common Stock held.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2021, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2021. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2021, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•     We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and

•     We failed to file our corporate tax returns for 2008 through 2020.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	64	Director since January 9, 2007 Officer since January 25, 2008
Paul Verberne	Director	57	Director since June 1, 2018

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2021 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2021 and 2020 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2021 2020	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2021.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2021.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2021. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of September 8, 2021, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of September 8, 2021, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percentage of Class (2)
Common Stock	Tom Zapatinas	9,100,000	Direct	46.03%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	Paul Verberne 3212 – 14 Avenue SW Calgary, AB T3C 0X3	-		-
Common Stock	All officers and directors as a group (2 persons)	9,100,000		46.03%

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

2 Based upon 19,767,698 issued and outstanding shares of common stock as of September 8, 2021.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2021, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.

During the year ended May 31, 2021, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company, advanced $29,433 in cash and received repayments of $1,547 in cash. As of May 31, 2021, Accounts payable – related party and Advances – related party includes a total of $466,817 due and payable to Mr. Zapatinas. The balance as of May 31, 2020 was $318,931 representing an increase of $147,886 over the prior year.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC (dba as Pinnacle Accountancy Group of Utah) for the completed fiscal periods ended May 31, 2021 and 2020 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2021	Year Ended May 31, 2020
Audit Fees and Audit Related Fees	$10,000	$10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$10,000

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
10.4

Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K  for the year ended May 31, 2011 filed with the SEC on October 21, 2011)

10.5

Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K  for the year ended May 31, 2011 filed with the SEC on October 21, 2011 )

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
Dated: September 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: September 8, 2021

 /s/ Paul Verberne
By: Paul Verberne, Director
Dated: September 8, 2021

