Form 10-Q
period 2021-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2021-10-15
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

or

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 15, 2021 the registrant had 19,767,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended August 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2021.

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2021	May 31, 2021
ASSETS

Current assets
Cash	$-	$40
Total current assets	-	40

Total assets	$-	$40

LIABILITIES

Current liabilities
Bank indebtedness	$244	$-
Accounts payable and accrued liabilities	165,450	163,027
Accounts payable and accrued liabilities - related party	459,121	429,121
Advances - related party	46,521	37,696
Loans payable - shareholders	136,465	136,465
Liability for unissued shares	134,792	134,792
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,001,353	1,959,861

Total liabilities	2,001,353	1,959,861

Commitments and Contingencies	-	-

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized
19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,733,554)	(4,692,022)
Total stockholders' deficit	(2,001,353)	(1,959,821)

Total liabilities and stockholders' deficit	$-	$40

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	August 31, 2021	August 31, 2020

Revenue	$41	$-

Operating expenses
Consulting	30,000	30,000
Professional	7,876	-
Office and administration	1,616	3,504
Research and development	2,081	1,351
Total expenses	41,573	34,855

Loss from operations	(41,532)	(34,855)

Net loss and comprehensive loss	$(41,532)	$(34,855)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,797,698	19,797,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	-	-	-	-	(41,532)	(41,532)

Balance, August 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,733,554)	$(2,001,353)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	-	-	-	-	(34,855)	(34,855)

Balance, August 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,563,684)	$(1,831,483)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	August 31, 2021	August 31, 2020

Cash flows from operating activities
Net loss	$(41,532)	$(34,855)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	30,000	30,000
Increase (decrease) in accounts payable and accrued liabilities	2,423	(6,327)
Cash flows used in operating activities	(9,109)	(11,182)

Cash flows from investing activities	-	-

Cash flows from financing activities
Increase in bank indebtedness	244	-
Advances - related party	9,035	12,535
Repayment of advances - related party	(210)	(598)
Net cash provided by financing activities	9,069	11,937

Net change in cash	(40)	755

Cash, beginning of the period	40	46

Cash, end of the period	$-	$801

Supplemental Disclosure:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended August 31, 2021

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

COVID-19

The recent outbreak of the COVID-19 has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K.  Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations.  Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.  The balance sheet information as of May 31, 2021 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2021.  These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2021, the Company incurred a net loss of $41,532 and used cash in operating activities of $9,109, and on August 31, 2021, had a stockholders’ deficit of $2,001,353. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s unaudited condensed  consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of the unaudited condensed Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.2625 Canadian Dollars (August 31, 2021), 1.00 USD Dollar=0.7273 GBP, and 1.00 US Dollar = 1.2067 Canadian Dollars (May 31, 2021), 1.00 USD Dollar=0.7039 GBP;

ii)       income and expenses are translated at average exchange rates for three months ended August 31, 2021 of 1.00 US Dollar = 1.2452 Canadian Dollars and 1.00 US Dollar = 1.3219 Canadian Dollars (August 31, 2020);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity.  The exchange differences during the three months ended August 31, 2021 and 2020 were insignificant and no amounts have been recorded.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

-	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

-

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

-	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2021 and May 31, 2021. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended August 31, 2021 and May 31, 2021, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.”  During the three months ended August 31, 2021 and 2020, we incurred $2,081 and $1,351, respectively, in research and development expenses.

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

During the three months ended August 31, 2021 and 2020, the Company had revenue of $41 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of August 31, 2021 and May 31, 2021, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $459,121 and $429,121, respectively. During the three months ended August 31, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of August 31, 2021 and May 31, 2021, advances payable due to Tom Zapatinas totaled $46,521 and $37,696, respectively. During the three months ended August 31, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $9,035 and $12,535, respectively, in cash and was repaid $210 and $598, respectively, in cash.

Loans Payable – Shareholders

As of August 31, 2021 and May 31, 2021, loans payable - shareholders are $136,465. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the three months ended August 31, 2021 and 2020, the Company was advanced $0 in cash and was repaid $0 in cash.

Convertible Note Payable – Related Party

As of August 31, 2021 and May 31, 2021, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on August 31, 2021 and May 31, 2021. Holders of Common Stock have one vote per share of Common Stock held.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2021, together with notes thereto.  As used in this quarterly report, the terms “we,” “us,” “our,” “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $88.2 billion in assets in 2021 and 30.0 million consumers in 2019, an increase of 20% of assets over the prior period. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share.  This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

PreAxia has identified the following “channels” through which it will target prime end market customers:

-	Independent brokers that sell, or desire to sell, Health Spending Accounts

-	Financial advisors who manage funds and advise on tax saving strategies for individuals and corporations

-	Accountants and bookkeepers who regularly advise businesses on financial and operational matters

-	Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

-	Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

-	Application providers, including software manufacturers selling into the target vertical markets

-	Professional services, including consulting, development and implementation companies serving the target vertical markets

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

Research and Development

For the three months ended May 31, 2021 and 2020, we incurred $2,081 and $1,351 in research and development expenses.

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

Liquidity and Capital Resources

As of August 31, 2021, PreAxia’s cash balance was $0 compared to $40 as of May 31, 2021.  Our Company will be required to raise capital to fund our operations.  .  PreAxia had a working capital deficit of $2,001,353 as of August 31, 2021 compared with a working capital deficit of $1,959,821 as of May 31, 2021.

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

Our working capital (deficit) as of May 31, 2021 and 2020 is summarized as follows:

Working Capital

	August 31, 2021	May 31, 2021

Current Assets	$0	$40
Current Liabilities	(2,001,353)	(1,959,861)
Working Capital (Deficit)	$(2,001,353)	$(1,959,821)

The increase in our working capital deficit of $41,532 was primarily due to an increase in our accounts payable - related party and an increase in accounts payable and accrued liabilities.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended August 31, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended August 31, 2021.

For the three months period ended August 31, 2021 and 2020

Our operating results for the three months ended August 31, 2021 compared to the three months ended August 31, 2020 are described below:

Revenue

During the three months ended August 31, 2021 and 2020, the Company had revenue of $41 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended August 31, 2021 was $41,573 compared to $34,855 for the three months ended August 31, 2020. The increase in total expenses of $6,718 for the three months ending August 31, 2021 is due to an increase in professional fees of $7,876, an increase in research and development of $730 and which is partially offset by a decrease of $1,888 in office and administration fees.

Consulting Fees

During the three months ended August 31, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended August 31, 2021 increased by $730.

Wages and Benefits

There were no wages and benefits during the three months ended August 31, 2021 or August 31, 2021.

Office and Administration

Office and administration expenses decreased by $1,888 for the period ended August 31, 2021 due to an decrease in office supply expense.

Professional Fees

Professional fees during the three months ended August 31, 2021 increased by $7,876 due to the substantial completion of the annual financial statement audit in the first quarter of fiscal 2021. In the previous fiscal year the annual financial statement audit was completed in the second quarter. As such, fees for accounting and audit were expensed in an earlier quarter in fiscal 2021.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2021 and 2020 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2021, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 15, 2021

