Form 10-Q
period 2021-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2022-01-14
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

or

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

As of January 14, 2022 the registrant had 19,767,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended November 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2021.

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2021	May 31, 2021
ASSETS

Current assets
Cash	$110	$40
Total current assets	110	40

Total assets	$110	$40

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$159,144	$163,027
Accounts payable and accrued liabilities - related party	489,121	429,121
Advances - related party	54,971	37,696
Loans payable - shareholders	148,330	136,465
Liability for unissued shares	134,792	134,792
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,045,118	1,959,861

Total liabilities	2,045,118	1,959,861

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,777,209)	(4,692,022)
Total stockholders' deficit	(2,045,008)	(1,959,821)

Total liabilities and stockholders' deficit	$110	$40

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	November 30, 2021	November 30, 2020	November 30, 2021	November 30, 2020

Revenue	$230	$—	$271	$—

Operating expenses
Consulting	30,785	30,000	60,785	60,000
Professional	3,507	11,819	11,383	11,819
Office and administration	7,520	3,509	9,136	7,013
Research and development	2,073	2,071	4,154	3,422
Total operating expenses	43,885	47,399	85,458	82,254

Loss from operations	(43,655)	(47,399)	(85,187)	(82,254)

Net loss and comprehensive loss	$(43,655)	$(47,399)	$(85,187)	$(82,254)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, August 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,733,554)	$(2,001,353)

Net loss and comprehensive loss	—	—	—	—	(43,655)	(43,655)

Balance, November 30, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,777,209)	$(2,045,008)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(85,187)	(85,187)

Balance, November 30, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,777,209)	$(2,045,008)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, August 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,563,684)	$(1,831,483)

Net loss and comprehensive loss	—	—	—	—	(47,399)	(47,399)

Balance, November 30, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,611,083)	$(1,878,882)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	—	—	—	—	(82,254)	(82,254)

Balance, November 30, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,611,083)	$(1,878,882)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	November 30, 2021	November 30, 2020

Cash flows from operating activities
Net loss	$(85,187)	$(82,254)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	60,000	60,000
Increase (decrease) in accounts payable and accrued liabilities	(3,883)	2,448
Cash flows used in operating activities	(29,070)	(19,806)

Cash flows from investing activities	—	—

Cash flows from financing activities
Bank indebtedness	—	42
Advances - loans payable - shareholders	11,865	—
Advances - related party	17,485	20,544
Repayment of advances - related party	(210)	(826)
Net cash provided by financing activities	29,140	19,760

Net change in cash	70	(46)

Cash, beginning of the period	40	46

Cash, end of the period	$110	$—

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six months Ended November 30, 2021

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

The Company has realized only nominal revenues from its planned operations.

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

COVID-19

The COVID-19 virus continues to spread across the globe and impact worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the Canada, United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the six months ended November 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2021 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2021. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended November 30, 2021, the Company incurred a net loss of $85,187 and used cash in operating activities of $29,070, and on November 30, 2021, had a stockholders’ deficit of $2,045,008. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the unaudited consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.2625 Canadian Dollars (November 30, 2021), 1.00 USD Dollar=0.7273 GBP, and 1.00 US Dollar = 1.2067 Canadian Dollars (May 31, 2021), 1.00 USD Dollar=0.7039 GBP;

ii)       income and expenses are translated at average exchange rates for six months ended November 30, 2021 of 1.00 US Dollar = 1.2452 Canadian Dollars and 1.00 US Dollar = 1.3219 Canadian Dollars (November 30, 2020);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the six months ended November 30, 2021 and 2020 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2021 and May 31, 2021. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended November 30, 2021 and May 31, 2021, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the six months ended November 30, 2021 and 2020, we incurred $4,154 and $3,422, respectively, in research and development expenses.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, “Research and Development,” FASB ASC 350-40, “Internal-Use Software,” FASB 985- 20, “Costs of Computer Software to be Sold, Leased, or Marketed” and FASB ASC 350-50, “Website Development Costs.

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

During the three and six months ended November 30, 2021 and 2020, the Company had revenue of $230 and $271 and $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of November 30, 2021 and May 31, 2021, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $489,121 and $429,121, respectively. During the six months ended November 30, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $60,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of November 30, 2021 and May 31, 2021, advances payable due to Tom Zapatinas totaled $54,971 and $37,696, respectively. During the six months ended November 30, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $17,485 and $20,544, respectively, in cash and was repaid $210 and $826, respectively, in cash.

Loans Payable – Shareholders

As of November 30, 2021 and May 31, 2021, loans payable - shareholders are $148,330 and $136,465. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the six months ended November 30, 2021 and 2020, the Company was advanced $11,865 and $0, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Convertible Note Payable – Related Party

As of November 30, 2021 and May 31, 2021, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on November 30, 2021 and May 31, 2021. Holders of Common Stock have one vote per share of Common Stock held.

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

Research and Development

For the six months ended May 31, 2021 and 2020, we incurred $4,154 and $3,422 in research and development expenses.

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

Liquidity and Capital Resources

As of November 30, 2021, PreAxia’s cash balance was $110 compared to $40 as of May 31, 2021.  Our Company will be required to raise capital to fund our operations.  .PreAxia had a working capital deficit of $2,045,008 as of November 30, 2021 compared with a working capital deficit of $1,959,821 as of May 31, 2021.

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

Our working capital (deficit) as of November 30, 2021 and May 31, 2021 is summarized as follows:

Working Capital

	November 30, 2021	May 31, 2021

Current Assets	$110	$40
Current Liabilities	(2,045,118)	(1,959,861)
Working Capital (Deficit)	$(2,045,008)	$(1,959,821)

The increase in our working capital deficit of $85,187 was primarily due to an increase in our accounts payable - related party and a decrease in accounts payable and an increase in advances - related party and loans payable - shareholders.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations - Three months ended November 30, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2021.

For the three months ended November 30, 2021 and 2020

Our operating results for the three months ended November 30, 2021 compared to the three months ended November 30, 2020 are described below:

Revenue

During the three months ended November 30, 2021 and 2020, the Company had revenue of $230 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended November 30, 2021 was $43,885 compared to $47,399 for the three months ended November 30, 2020. The decrease in total expenses of $3,514 for the three months ending November 30, 2021 is due to an decrease in professional fees of $8,312, an increase in consulting of $785, an increase in office and administration fees of $4,011 and an increase in research and development of $2.

Consulting Fees

During each of the three months ended November 30, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended November 30, 2021 increased by $2.

Wages and Benefits

There were no wages and benefits during the three months ended November 30, 2021 or November 30, 2020.

Office and Administration

Office and administration expenses increased by $4,011 for the period ended November 30, 2021 due to an increase in office supply expense and filing fees.

Professional Fees

Professional fees during the three months ended November 30, 2021 decreased by $8,312 due to the substantial completion of the annual financial statement audit in the first quarter of fiscal 2022. In the previous fiscal year the annual financial statement audit was completed in the second quarter. As such, fees for accounting and audit were expensed in an earlier quarter in fiscal 2022.

Interest Expense

Interest expense is $0 for the three months ended November 30, 2021 and 2020 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations - Six months ended November 30, 2021 and 2020

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended November 30, 2021.

For the six months ended November 30, 2021 and 2020

Our operating results for the six months ended November 30, 2021 compared to the six months ended November 30, 2020 are described below:

Revenue

During the six months ended November 30, 2021 and 2020, the Company had revenue of $271 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the six months ended November 30, 2021 was $85,458 compared to $82,254 for the six months ended November 30, 2020. The increase in total expenses of $3,204 for the six months ending November 30, 2021 is due to an decrease in professional fees of $436, an increase in research and development of $732, an increase in consulting fee of $785 and an increase of $2,123 in office and administration fees.

Consulting Fees

During each of the six months ended November 30, 2021 and 2020, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the six months ended November 30, 2021 increased by $732.

Wages and Benefits

There were no wages and benefits during the six months ended November 30, 2021 or November 30, 2020.

Office and Administration

Office and administration expenses increased by $2,123 for the period ended November 30, 2021 due to an increase in office supply expense and filing fees.

Professional Fees

Professional fees during the six months ended November 30, 2021 decreased by $436.

 Interest Expense

Interest expense is $0 for the six months ended November 30, 2021 and 2020 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations. Please refer to Note 2 of the accompanying unaudited consolidated financial statements for a full and complete disclosure of our accounting policies.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2021, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
31.1*	Section 302 Certification of Principal Executive Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date: January 14, 2022

