Form 10-Q
period 2022-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2022-04-19
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

or

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

As of April 19, 2022 the registrant had 19,767,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2022.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2021.

3

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2022	May 31, 2021
ASSETS

Current assets
Cash	$219	$40
Total current assets	219	40

Total assets	$219	$40

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$159,950	$163,027
Accounts payable and accrued liabilities - related party	519,121	429,121
Advances - related party	71,070	37,696
Loans payable - shareholders	148,330	136,465
Liability for unissued shares	134,792	134,792
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,092,023	1,959,861

Total liabilities	2,092,023	1,959,861

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,824,005)	(4,692,022)
Total stockholders' deficit	(2,091,804)	(1,959,821)

Total liabilities and stockholders' deficit	$219	$40

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements
F-1

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	February 28, 2022	February 28, 2021	February 28, 2022	February 28, 2021

Revenue	$70	$125	$341	$125

Operating expenses
Consulting	30,000	30,628	90,785	90,628
Professional	3,095	3,162	14,478	14,980
Office and administration	3,272	5,608	12,408	12,620
Research and development	10,499	1,953	14,653	5,375
Total operating expenses	46,866	41,351	132,324	123,603

Loss from operations	(46,796)	(41,226)	(131,983)	(123,478)

Net loss and comprehensive loss	$(46,796)	$(41,226)	$(131,983)	$(123,478)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,777,209)	$(2,045,008)

Net loss and comprehensive loss	—	—	—	—	(46,796)	(46,796)

Balance, February 28, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,824,005)	$(2,091,804)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(131,983)	(131,983)

Balance, February 28, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,824,005)	$(2,091,804)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,611,081)	$(1,878,880)

Net loss and comprehensive loss	—	—	—	—	(41,226)	(41,226)

Balance, February 28, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,652,307)	$(1,920,106)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	—	—	—	—	(123,478)	(123,478)

Balance, February 28, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,652,307)	$(1,920,106)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 28, 2022	February 28, 2021

Cash flows from operating activities
Net loss	$(131,983)	$(123,478)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	90,000	90,000
Increase (decrease) in accounts payable and accrued liabilities	(3,077)	4,649
Cash flows used in operating activities	(45,060)	(28,829)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - loans payable - shareholders	11,865	—
Advances - related party	33,584	22,215
Repayment of advances - related party	(210)	(1,139)
Proceeds from the issuance of liability for unissued shares	—	7,825
Net cash provided by financing activities	45,239	28,901

Net change in cash	179	72

Cash, beginning of the period	40	46

Cash, end of the period	$219	$118

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended February 28, 2022

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the nine months ended February 28, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2021 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 9, 2021. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 28, 2022, the Company incurred a net loss of $131,983 and used cash in operating activities of $45,060, and on February 28, 2022, had a stockholders’ deficit of $2,091,804. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the unaudited consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Subsidiaries is the Canadian dollar. Assets and liabilities in the accompanying consolidated financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Statement of operations accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ deficit.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.2666 Canadian Dollars (February 28, 2022), 1.00 USD Dollar=0.7455 GBP, and 1.00 US Dollar = 1.2067 Canadian Dollars (May 31, 2021), 1.00 USD Dollar=0.7039 GBP;

ii)       income and expenses are translated at average exchange rates for nine months ended February 28, 2022 of 1.00 US Dollar = 1.2525 Canadian Dollars and 1.00 US Dollar = 1.3219 Canadian Dollars (February 28, 2021);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the nine months ended February 28, 2022 and 2021 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2022 and May 31, 2021. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended February 28, 2022 and May 31, 2021, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the nine months ended February 28, 2022 and 2021, we incurred $14,653 and $5,375, respectively, in research and development expenses.
F-7

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

During the three and nine months ended February 28, 2022 and 2021, the Company had revenue of $70 and $342 and $125 and $125, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Parties

As of February 28, 2022 and May 31, 2021, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $519,121 and $429,121, respectively. During the nine months ended February 28, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of February 28, 2022 and May 31, 2021, advances payable due to Tom Zapatinas totaled $71,070 and $37,696, respectively. During the nine months ended February 28, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $33,584 and $22,215, respectively, in cash and was repaid $210 and $1,139, respectively, in cash.

Loans Payable – Shareholders

As of February 28, 2022 and May 31, 2021, loans payable - shareholders are $148,330 and $136,465. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the nine months ended February 28, 2022 and 2021, the Company was advanced $11,865 and $0, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Convertible Note Payable – Related Party

As of February 28, 2022 and May 31, 2021, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on February 28, 2022 and May 31, 2021. Holders of Common Stock have one vote per share of Common Stock held.

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

Research and Development

For the nine months ended February 28, 2022 and 2021, we incurred $14,653 and $5,375 in research and development expenses.

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

Liquidity and Capital Resources

As of February 28, 2022, PreAxia’s cash balance was $219 compared to $40 as of May 31, 2021.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,091,804 as of February 28, 2022 compared with a working capital deficit of $1,959,821 as of May 31, 2021.

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

Our working capital (deficit) as of February 28, 2022 and May 31, 2021 is summarized as follows:

Working Capital

	February 28, 2022	May 31, 2021

Current Assets	$219	$40
Current Liabilities	(2,092,023)	(1,959,861)
Working Capital (Deficit)	$(2,091,804)	$(1,959,821)

The increase in our working capital deficit of $131,983 was primarily due to an increase in our accounts payable - related party and a decrease in accounts payable and accrued liabilities.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended February 28, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended February 28, 2022.

For the three months ended February 28, 2022 and 2021

Our operating results for the three months ended February 28, 2022 compared to the three months ended February 28, 2021 are described below:

Revenue

During the three months ended February 28, 2022 and 2021, the Company had revenue of $70 and $125, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended February 28, 2022 was $46,866 compared to $41,351 for the three months ended February 28, 2021. The increase in total expenses of $5,515 for the three months ending February 28, 2022 is due to an increase in research and development of $8,546, a decrease in professional fees of $67, a decrease in consulting of $628 and a decrease in office and administration fees of $2,336.

Consulting Fees

During each of the three months ended February 28, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended February 28, 2022 increased by $8,546.

Wages and Benefits

There were no wages and benefits during the three months ended February 28, 2022 and 2021.

Office and Administration

Office and administration expenses decreased by $2,336 for the period ended February 28, 2022 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the three months ended February 28, 2022 decreased by $67.

Interest Expense

Interest expense is $0 for the three months ended February 28, 2022 and 2021 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months ended February 28, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended February 28, 2022.

For the nine months ended February 28, 2022 and 2021

Our operating results for the nine months ended February 28, 2022 compared to the nine months ended February 28, 2021 are described below:

Revenue

During the nine months ended February 28, 2022 and 2021, the Company had revenue of $341 and $125, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the nine months ended February 28, 2022 was $132,324 compared to $123,603 for the nine months ended February 28, 2021. The increase in total expenses of $8,721 for the nine months ending February 28, 2022 is due to an increase in research and development of $9,278, a decrease in professional fees of $502, an increase in consulting fee of $157 and a decrease of $212 in office and administration fees.

Consulting Fees

During each of the nine months ended February 28, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the nine months ended February 28, 2022 increased by $9,278.

Wages and Benefits

There were no wages and benefits during the nine months ended February 28, 2022 and 2021.

Office and Administration

Office and administration expenses decreased by $212 for the period ended February 28, 2022 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the nine months ended February 28, 2022 decreased by $502.

 Interest Expense

Interest expense is $0 for the nine months ended February 28, 2022 and 2021 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2022, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: April 19, 2022

