Form 10-K
period 2022-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2022-09-29
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022

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
  Yes [X ]    No [   ]

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $0 on November 30, 2021.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,767,698 shares of common stock as of September 29, 2022

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $112.4 billion in assets in 2022 and 33.4 million consumers in 2021, an increase of 11% of assets over the prior period. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

• Benefits managers/adjudicators, including insurance, health or outsourced government benefits processors that manage benefits disbursement

• Issuer banks, including partner banks that enable the issuance of Health Cards and/or sell insurance products

• Application providers, including software manufacturers selling into the target vertical markets

• Professional services, including consulting, development and implementation companies serving the target vertical markets

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2023 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

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

Research and Development

For the year ended May 31, 2022 and 2021, we incurred $25,642 and $8,219 in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2022 and 2023 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2022 and 2021.

Quarter Ended	High	Low
05/31/2022	$0.10	$0.10
02/28/2022	$0.75	$0.09
11/30/2021	$0.10	$0.10
08/31/2021	$0.50	$0.10
05/31/2021	$0.75	$0.13
02/28/2021	$2.50	$0.75
11/30/2020	$1.50	$0.50
08/31/2020	$1.00	$1.00

Holders of Our Common Stock

As of September 29, 2022, there were 83 holders of record of our common stock and 19,767,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2022.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2022 or 2021.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $112.4 billion in assets in 2022 and 33.4 million consumers in 2021, an increase of more than 11% of assets over the prior year. The Canadian market for health benefits is estimated at more than $30 Billion of which HSAs are estimated to have gain a 10% share. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Liquidity and Capital Resources

As of May 31, 2022, PreAxia’s cash balance was $259 compared to $40 as of May 31, 2021.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,140,464 as of May 31, 2022 compared with a working capital deficit of $1,959,821 as of May 31, 2021.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $2,800,000 over the next twelve-month period to fund our working capital deficit of approximately $2,100,000 plus an additional $700,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as of May 31, 2022 and 2021 is summarized as follows:

Working Capital

	May 31, 2022	May 31, 2021

Current Assets	$259	$40
Current Liabilities	(2,140,723)	(1,959,861)
Working Capital (Deficit)	$(2,140,464)	$(1,959,821)

The increase in our working capital deficit of $180,643 was primarily due to increases in Accounts payable and accrued liabilities – related party of $120,000, Loans payable – shareholder of $31,610, and Advances – related party of $32,580.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Years ended May 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the year ended May 31, 2022.

For the years ended May 31, 2022 and 2021

Our operating results for the year ended May 31, 2022 compared to the year ended May 31, 2021 are described below:

Revenue

During the years ended May 31, 2022 and 2021, the Company had revenue of $368 and $411, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the year ended May 31, 2022 was $181,011 compared to $163,604 for the year ended May 31, 2021. The increase in total expenses of $17,407 for the year ending May 31, 2022 is due to an increase in research and development of $17,423, a decrease in professional fees of $584, an increase in consulting fee of $157 and an increase of $411 in office and administration fees.

Consulting Fees

During each of the years ended May 31, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the year ended May 31, 2022 increased by $17,423.

Wages and Benefits

There were no wages and benefits during the years ended May 31, 2022 and 2021.

Office and Administration

Office and administration expenses increased by $411 for the year ended May 31, 2022 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the year ended May 31, 2022 decreased by $584.

 Interest Expense

Interest expense is $0 for the years ended May 31, 2022 and 2021 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accounting Firm (ID 6117)	F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Changes in Stockholders’ Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Healthcare Payment Systems Inc.

Calgary, Alberta CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preaxia Healthcare Payment Systems Inc. (the Company) as of May 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to assess its ability to effectively implement its plans and provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, we considered the judgments with the highest degree of impact and subjectivity in determining the Company’s ability to implement its plans, including its ability to manage expenditures, its ability to access funding from capital markets, and its ability to obtain loans from related and unrelated parties. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others, evaluating the Company’s ability to: (i) access funding from capital markets; (ii) to manage expenditures, and (iii) obtain loans from related and unrelated parties.

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 29, 2022

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2022	May 31, 2021
ASSETS

Current assets
Cash	$259	$40
Total current assets	259	40

Total assets	$259	$40

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$159,699	$163,027
Accounts payable and accrued liabilities - related party	120,000	429,121
Advances - related party	32,580	37,696
Loans payable - shareholders	168,075	136,465
Promissory note – related party	466,817	—
Liability for unissued shares	134,792	134,792
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,140,723	1,959,861

Total liabilities	2,140,723	1,959,861

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,872,665)	(4,692,022)
Total stockholders' deficit	(2,140,464)	(1,959,821)

Total liabilities and stockholders' deficit	$259	$40

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended
	May 31, 2022	May 31, 2021

Revenue	$368	$411

Operating expenses
Consulting	120,785	120,628
Professional	17,576	18,160
Office and administration	17,008	16,597
Research and development	25,642	8,219
Total expenses	181,011	163,604

Loss from operations	(180,643)	(163,193)

Net loss and comprehensive loss	$(180,643)	$(163,193)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2020	19,767,698	$19,768	$2,655,236	$57,197	$(4,528,829)	$(1,796,628)

Net loss and comprehensive loss	—	—	—	—	(163,193)	(163,193)

Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(180,643)	(180,643)

Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	May 31, 2022	May 31, 2021
Cash flows from operating activities
Net loss	$(180,643)	$(163,193)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	120,000	120,000
Increase in accounts payable and accrued liabilities	(3,328)	7,476
Cash flows used in operating activities	(63,971)	(35,717)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - related party	44,278	29,433
Repayment of advances - related party	(11,698)	(1,547)
Proceeds from the issuance of liability for unissued shares	—	7,825
Proceeds from loans payable - shareholders	31,610	—
Net cash provided by financing activities	64,190	35,711

Net change in cash	219	(6)

Cash, beginning of the period	40	46

Cash, end of the period	$259	$40

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash Investing and Financing Activities:
Conversion of Accounts payable and accrued liabilities - related party to Promissory note - related party	$429,121	$—
Conversion of Advances - related party to Promissory note - related party	$37,696	$—

See Accompanying Notes to the Consolidated Financial Statements

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2022 and 2021

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2022, the Company incurred a net loss of $180,643 and used cash in operating activities of $63,971, and on May 31, 2022, had a stockholders’ deficit of $2,140,464. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.2632 Canadian Dollars (May 31, 2022), 1.00 USD Dollar=0.7925 GBP, and 1.00 US Dollar = 1.2067 Canadian Dollars (May 31, 2021), 1.00 USD Dollar=0.7039 GBP;

ii)       income and expenses are translated at average exchange rates for year ended May 31, 2022 of 1.00 US Dollar = 1.2632 Canadian Dollars and 1.00 US Dollar = 1.2607 Canadian Dollars (May 31, 2021);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the year ended May 31, 2022 and 2021 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2022 and 2021. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended May 31, 2022 and 2021, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the years ended May 31, 2022 and 2021, we incurred $25,642 and $8,219, respectively, in research and development expenses.

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

During the year ended May 31, 2022 and 2021, the Company had revenue of $368 and $411, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of May 31, 2022 and 2021, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $120,000 and $429,121, respectively. During the years ended May 31, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company. On May 31, 2022, accounts payable and accrued liabilities – related party of $429,121 was settled by issuing promissory note – related party below.

Advances – Related Party

As of May 31, 2022 and 2021, advances payable due to Tom Zapatinas totaled $32,580 and $37,696, respectively. During the years ended May 31, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $44,278 and $29,433, respectively, in cash and was repaid $11,698 and $1,547, respectively, in cash. On May 31, 2022, advances – related party of $37,696 was settled by issuing promissory note – related party.

Loans Payable – Shareholders

As of May 31, 2022 and 2021, loans payable - shareholders are $168,075 and $136,465, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2022 and 2021, the Company was advanced $31,610 and $0, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of May 31, 2022 and 2021, promissory note - related party of $466,817 and $0, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand. The note payable – related party was issued on May 31, 2022, to settle accounts payable and accrued liabilities – related party of $429,121 and advance – related party of $37,696.

Convertible Note Payable – Related Party

As of May 31, 2022 and 2021, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Income Taxes

As of May 31, 2022, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2022 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $4,150,000 since January 28, 2008 (Date of Inception).

The Company’s deferred tax assets and liabilities consist primarily of the following:

	2022	2021

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(859,324)	$(850,254)
Net operating losses (21% tax rate)	(38,013)	(34,270)
Accrued management compensation	25,200	25,200
Total	(872,137)	(859,324)

Deferred taxes – U.S. Parent	(872,137)	(859,324)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	—	—
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(903,897)	(891,084)
Less: valuation allowance	903,897	891,084
Total net deferred tax assets	$—	$—

During the years ended May 31, 2022 and 2021, the change in valuation allowance was an increase of $12,813 in 2022 and an increase of $9,070 in 2021.

The Company has no tax positions at May 31, 2022 and 2021 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2022 and 2021.

Note 6 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at May 31, 2022 and 2021. Holders of Common Stock have one vote per share of Common Stock held.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2022, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2022. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2022, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
•	We failed to file our corporate tax returns for 2008 through 2022.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	65	Director since January 9, 2007 Officer since January 25, 2008
Paul Verberne	Director	58	Director since June 1, 2018

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2022 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2022 and 2021 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2022 2021	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2022.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2022.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2022. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of September 29, 2022, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of September 29, 2022, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

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

Based upon 19,767,698 issued and outstanding shares of common stock as of September 29, 2022.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2022, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company, advanced $44,278 in cash and received repayments of $11,698 in cash. As of May 31, 2022, Accounts payable – related party and Advances – related party includes a total of $152,580 due and payable to Mr. Zapatinas. The balance as of May 31, 2021 was $466,817.
20

2.

As of May 31, 2022 and 2021, loans payable - shareholders are $168,075 and $136,465, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2022 and 2021, the Company was advanced $31,610 and $0, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

3.

As of May 31, 2022 and 2021, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC (dba as Pinnacle Accountancy Group of Utah) for the completed fiscal periods ended May 31, 2022 and 2021 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2022	Year Ended May 31, 2021
Audit Fees and Audit Related Fees	$10,000	$10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$10,000

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
Dated: September 29, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: September 29, 2022

 /s/ Paul Verberne
By: Paul Verberne, Director
Dated: September 29, 2022

