Form 10-Q
period 2022-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2022-10-18
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

or

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

As of October 17, 2022 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended August 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2022.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2022	May 31, 2022
ASSETS

Current assets
Cash	$200	$259
Total current assets	200	259

Total assets	$200	$259

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$153,757	$159,699
Accounts payable and accrued liabilities - related party	150,000	120,000
Advances - related party	45,810	32,580
Loans payable - shareholders	168,075	168,075
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,178,011	2,140,723

Total liabilities	2,178,011	2,140,723

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,910,012)	(4,872,665)
Total stockholders' deficit	(2,177,811)	(2,140,464)

Total liabilities and stockholders' deficit	$200	$259

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	August 31, 2022	August 31, 2021

Revenue	$—	$41

Operating expenses
Consulting	30,000	30,000
Professional	2,500	7,876
Office and administration	1,576	1,616
Research and development	3,271	2,081
Total operating expenses	37,347	41,573

Loss from operations	(37,347)	(41,532)

Net loss and comprehensive loss	$(37,347)	$(41,532)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(37,347)	(37,347)

Balance, August 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,910,012)	$(2,177,811)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(41,532)	(41,532)

Balance, August 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,733,554)	$(2,001,353)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	August 31, 2022	August 31, 2021

Cash flows from operating activities
Net loss	$(37,347)	$(41,532)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	30,000	30,000
Increase (decrease) in accounts payable and accrued liabilities	(5,942)	2,423
Cash flows used in operating activities	(13,289)	(9,109)

Cash flows from investing activities	—	—

Cash flows from financing activities
Increase in bank indebtedness	—	244
Advances - related party	13,292	9,035
Repayment of advances - related party	(62)	(210)
Net cash provided by financing activities	13,230	9,069

Net change in cash	(59)	(40)

Cash, beginning of the period	259	40

Cash, end of the period	$200	$—

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three months Ended August 31, 2022

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2022. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2022, the Company incurred a net loss of $37,347 and used cash in operating activities of $13,289, and on August 31, 2022, had a stockholders’ deficit of $2,177,811. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3101 Canadian Dollars (August 31, 2022), 1.00 USD Dollar=0.8600 GBP, and 1.00 US Dollar=1.2632 Canadian Dollars (May 31, 2022), 1.00 USD Dollar=0.7925 GBP;

ii)       income and expenses are translated at average exchange rates for the three months ended August 31, 2022 of 1.00 US Dollar = 1.2893 Canadian Dollars and 1.00 US Dollar = 1.2452 Canadian Dollars (August 31, 2021);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2022 and 2021 were insignificant and no amounts have been recorded.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2022 and May 31, 2022. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended August 31, 2022 and 2021, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the three months ended August 31, 2022 and 2021, we incurred $3,271 and $2,081, respectively, in research and development expenses.

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

During the three months ended August 31, 2022 and 2021, the Company had revenue of $0 and $41, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertain income tax positions.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of August 31, 2022 and May 31, 2022, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $150,000 and $120,000, respectively. During the three months ended August 31, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $30,000, respectively, for consulting services provided to the Company. On May 31, 2022, accounts payable and accrued liabilities – related party of $429,121 was settled by issuing promissory note – related party below.

Advances – Related Party

As of August 31, 2022 and May 31, 2022, advances payable due to Tom Zapatinas totaled $45,810 and $32,580, respectively. During the three months ended August 31, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $13,292 and $9,035, respectively, in cash and was repaid $62 and $210, respectively, in cash. On May 31, 2022, advances – related party of $37,696 was settled by issuing promissory note – related party below.

Loans Payable – Shareholders

As of August 31, 2022 and May 31, 2022, loans payable - shareholders are $168,075 and $168,075, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the three months ended August 31, 2022 and 2021, the Company was advanced $0 and $0, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of August 31, 2022 and May 31, 2022, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand. The note payable – related party was issued on May 31, 2022, to settle accounts payable and accrued liabilities – related party of $429,121 and advance – related party of $37,696.

Convertible Note Payable – Related Party

As of August 31, 2022 and May 31, 2022, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at August 31, 2022 and May 31, 2022. Holders of Common Stock have one vote per share of Common Stock held.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2022, together with notes thereto.  As used in this quarterly report, the terms “we,” “us,” “our,” “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $112.4 billion in assets in 2022 and 33.4 million consumers in 2021, an increase of 11% of assets over the prior period. The Canadian market for health benefits is estimated at more than $30 billion of which HSAs are estimated to have gain a 10% share. This, coupled with the continued growth of the Canadian group insurance industry, illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Research and Development

For the three months ended August 31, 2022 and 2021, we incurred $3,271 and $2,081, respectively, in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas, effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2022 and 2023 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

Liquidity and Capital Resources

As of August 31, 2022, PreAxia’s cash balance was $200 compared to $259 as of May 31, 2022.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,177,811 as of August 31, 2022 compared with a working capital deficit of $2,140,464 as of May 31, 2022.

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

Our working capital (deficit) as of August 31, 2022 and May 31, 2022 is summarized as follows:

Working Capital

	August 31, 2022	May 31, 2022

Current Assets	$200	$259
Current Liabilities	(2,178,011)	(2,140,723)
Working Capital (Deficit)	$(2,177,811)	$(2,140,464)

The increase in our working capital deficit of $37,347 was primarily due to increases in Accounts payable and accrued liabilities – related party of $30,000 and Advances – related party of $13,230.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended August 31, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three ended August 31, 2022.

For the three months ended August 31, 2022 and 2021

Our operating results for the three months ended August 31, 2022 compared to the three months ended August 31, 2021 are described below:

Revenue

During the three months ended August 31, 2022 and 2021, the Company had revenue of $0 and $41, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended August 31, 2022 was $37,347 compared to $41,573 for the year ended August 31, 2021. The decrease in total expenses of $4,226 for the three months ending August 31, 2022 is due to an increase in research and development of $1,190, a decrease in professional fees of $5,376 and a decrease of $40 in office and administration fees.

Consulting Fees

During each of the three months ended August 31, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended August 31, 2022 increased by $1,190 to $3,271, as compared to $2,081 during the three months ended August 31, 2021.

Wages and Benefits

There were no wages and benefits during the three months ended August 31, 2022 and 2021.

Office and Administration

Office and administration expenses decreased by $40 for the three months ended August 31, 2022 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the three months ended August 31, 2022 decreased by $5,376 to $2,500, as compared to $7,876 during the three months ended August 31, 2021, due to a significant portion of the 2022 annual financial statement audit being completed in September 2022.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2022 and 2021 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2022, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: October 17, 2022

