Form 10-Q
period 2022-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2023-01-17
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

or

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

As of January 17, 2023 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six-month period ended November 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2022.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2022	May 31, 2022
ASSETS

Current assets
Cash	$175	$259
Total current assets	175	259

Total assets	$175	$259

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$158,127	$159,699
Accounts payable and accrued liabilities - related party	180,000	120,000
Advances - related party	51,515	32,580
Loans payable - shareholders	173,067	168,075
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,223,078	2,140,723

Total liabilities	2,223,078	2,140,723

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,955,104)	(4,872,665)
Total stockholders' deficit	(2,222,903)	(2,140,464)

Total liabilities and stockholders' deficit	$175	$259

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	November 30, 2022	November 30, 2021	November 30, 2022	November 30, 2021

Revenue	$—	$230	$—	$271

Operating expenses
Consulting	30,000	30,785	60,000	60,785
Professional	7,040	3,507	9,540	11,383
Office and administration	6,479	7,520	8,055	9,136
Research and development	1,573	2,073	4,844	4,154
Total operating expenses	45,092	43,885	82,439	85,458

Loss from operations	(45,092)	(43,655)	(82,439)	(85,187)

Net loss and comprehensive loss	$(45,092)	$(43,655)	$(82,439)	$(85,187)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, August 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,910,012)	$(2,177,811)

Net loss and comprehensive loss	—	—	—	—	(45,092)	(45,092)

Balance, November 30, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,955,104)	$(2,222,903)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(82,439)	(82,439)

Balance, November 30, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,955,104)	$(2,222,903)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, August 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,733,554)	$(2,001,353)

Net loss and comprehensive loss	—	—	—	—	(43,655)	(43,655)

Balance, November 30, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,777,209)	$(2,045,008)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(85,187)	(85,187)

Balance, November 30, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,777,209)	$(2,045,008)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	November 30, 2022	November 30, 2021

Cash flows from operating activities
Net loss	$(82,439)	$(85,187)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	60,000	60,000
Decrease in accounts payable and accrued liabilities	(1,572)	(3,883)
Cash flows used in operating activities	(24,011)	(29,070)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - loans payable - shareholders	4,992	11,865
Advances - related party	19,241	17,485
Repayment of advances - related party	(306)	(210)
Net cash provided by financing activities	23,927	29,140

Net change in cash	(84)	70

Cash, beginning of the period	259	40

Cash, end of the period	$175	$110

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended November 30, 2022

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and six months ended November 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2022. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended November 30, 2022, the Company incurred a net loss of $82,439 and used cash in operating activities of $24,011, and on November 30, 2022, had a stockholders’ deficit of $2,222,903. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3530 Canadian Dollars (November 30, 2022), 1.00 USD Dollar=0.8363 GBP, and 1.00 US Dollar=1.2632 Canadian Dollars (May 31, 2022), 1.00 USD Dollar=0.7925 GBP;

ii)       income and expenses are translated at average exchange rates for the six months ended November 30, 2022 of 1.00 US Dollar = 1.3167 Canadian Dollars and 1.00 US Dollar = 1.2452 Canadian Dollars (November 30, 2021);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the six months ended November 30, 2022 and 2021 were insignificant and no amounts have been recorded.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

—	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

—	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

—	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2022 and May 31, 2022. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended November 30, 2022 and 2021, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the six months ended November 30, 2022 and 2021, we incurred $4,844 and $4,154, respectively, in research and development expenses.

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

During the three and six months ended November 30, 2022 and 2021, the Company had revenue of $0 and $230 and $0 and $271, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of November 30, 2022 and May 31, 2022, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $180,000 and $120,000, respectively. During the six months ended November 30, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $60,000, respectively, for consulting services provided to the Company. On May 31, 2022, accounts payable and accrued liabilities – related party of $429,121 was settled by issuing promissory note – related party below.

Advances – Related Party

As of November 30, 2022 and May 31, 2022, advances payable due to Tom Zapatinas totaled $51,515 and $32,580, respectively. During the six months ended November 30, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $19,241 and $17,485, respectively, in cash and was repaid $306 and $210, respectively, in cash. On May 31, 2022, advances – related party of $37,696 was settled by issuing promissory note – related party below.

Loans Payable – Shareholders

As of November 30, 2022 and May 31, 2022, loans payable - shareholders are $173,067 and $168,075, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the six months ended November 30, 2022 and 2021, the Company was advanced $4,992 and $11,865, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of November 30, 2022 and May 31, 2022, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand. The note payable – related party was issued on May 31, 2022, to settle accounts payable and accrued liabilities – related party of $429,121 and advance – related party of $37,696.

Convertible Note Payable – Related Party

As of November 30, 2022 and May 31, 2022, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at November 30, 2022 and May 31, 2022. Holders of Common Stock have one vote per share of Common Stock held.

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

Research and Development

For the six months ended November 30, 2022 and 2021, we incurred $4,844 and $4,154, respectively, in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas, effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2023 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

Liquidity and Capital Resources

As of November 30, 2022, PreAxia’s cash balance was $175 compared to $259 as of May 31, 2022.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,222,903 as of November 30, 2022 compared with a working capital deficit of $2,140,464 as of May 31, 2022.

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

Our working capital (deficit) as of November 30, 2022 and May 31, 2022 is summarized as follows:

Working Capital

	November 30, 2022	May 31, 2022

Current Assets	$175	$259
Current Liabilities	(2,223,078)	(2,140,723)
Working Capital (Deficit)	$(2,222,903)	$(2,140,464)

The increase in our working capital deficit of $82,439 was primarily due to increases in accrued liabilities – related party of $60,000 and Advances – related party of $18,935.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended November 30, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended November 30, 2022.

For the three months ended November 30, 2022 and 2021

Our operating results for the three months ended November 30, 2022 compared to the three months ended November 30, 2021 are described below:

Revenue

During the three months ended November 30, 2022 and 2021, the Company had revenue of $0 and $230, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended November 30, 2022 was $45,092 compared to $43,885 for the three months ended November 30, 2021. The decrease in total expenses of $1,207 for the three months ending November 30, 2022 is due to an increase in professional fees of $3,533, a decrease in research and development of $500, and a decrease of $1,041 in office and administration fees.

Consulting Fees

During each of the three months ended November 30, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended November 30, 2022 decreased by $500 to $1,573, as compared to $2,073 during the three months ended November 30, 2021.

Wages and Benefits

There were no wages and benefits during the three months ended November 30, 2022 and 2021.

Office and Administration

Office and administration expenses decreased by $1,041 for the three months ended November 30, 2022 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the three months ended November 30, 2022 increased by $3,533 to $7,040, as compared to $3,507 during the three months ended November 30, 2021, due to a significant portion of the 2022 annual financial statement audit being completed in September 2022.

Interest Expense

Interest expense is $0 for the three months ended November 30, 2022 and 2021 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Six months ended November 30, 2022 and 2021

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the six months ended November 30, 2022.

For the six months ended November 30, 2022 and 2021

Our operating results for the six months ended November 30, 2022 compared to the six months ended November 30, 2021 are described below:

Revenue

During the six months ended November 30, 2022 and 2021, the Company had revenue of $0 and $271, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the six months ended November 30, 2022 was $82,439 compared to $85,458 for the six months ended November 30, 2021. The decrease in total expenses of $3,019 for the six months ending November 30, 2022 is due to an increase in research and development of $690, a decrease in professional fees of $1,843 and a decrease of $1,081 in office and administration fees.

Consulting Fees

During each of the six months ended November 30, 2022 and 2021, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the six months ended November 30, 2022 increased by $690 to $4,844, as compared to $4,154 during the six months ended November 30, 2021.

Wages and Benefits

There were no wages and benefits during the six months ended November 30, 2022 and 2021.

Office and Administration

Office and administration expenses decreased by $1,081 for the six months ended November 30, 2022 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the six months ended November 30, 2022 decreased by $1,843 to $9,540, as compared to $11,383 during the six months ended November 30, 2021.

Interest Expense

Interest expense is $0 for the six months ended November 30, 2022 and 2021 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2022, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
31.1*	Section 302 Certification of Principal Executive Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data Files as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover page formatted as Inline XBRL and contained in Exhibit 101

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

Date: January 17, 2023

