Form 10-Q
period 2023-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2023-04-19
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

or

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

As of April 17, 2023 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended February 28, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending May 31, 2023.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2022.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2023	May 31, 2022
ASSETS

Current assets
Cash	$32	$259
Total current assets	32	259

Total assets	$32	$259

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$156,671	$159,699
Accounts payable and accrued liabilities - related party	210,000	120,000
Advances - related party	59,316	32,580
Loans payable - shareholders	173,067	168,075
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,259,423	2,140,723

Total liabilities	2,259,423	2,140,723

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized
19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(4,991,592)	(4,872,665)
Total stockholders' deficit	(2,259,391)	(2,140,464)

Total liabilities and stockholders' deficit	$32	$259

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022

Revenue	$—	$70	$—	$341

Operating expenses
Consulting	30,442	30,000	90,442	90,785
Professional	2,996	3,095	12,536	14,478
Office and administration	2,679	3,272	10,734	12,408
Research and development	371	10,499	5,215	14,653
Total operating expenses	36,488	46,866	118,927	132,324

Loss from operations	(36,488)	(46,796)	(118,927)	(131,983)

Net loss and comprehensive loss	$(36,488)	$(46,796)	$(118,927)	$(131,983)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,955,104)	$(2,222,903)

Net loss and comprehensive loss	—	—	—	—	(36,488)	(36,488)

Balance, February 28, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(4,991,592)	$(2,259,391)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(118,927)	(118,927)

Balance, February 28, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(4,991,592)	$(2,259,391)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,777,209)	$(2,045,008)

Net loss and comprehensive loss	—	—	—	—	(46,796)	(46,796)

Balance, February 28, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,824,005)	$(2,091,804)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(131,983)	(131,983)

Balance, February 28, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,824,005)	$(2,091,804)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 28, 2023	February 28, 2022

Cash flows from operating activities
Net loss	$(118,927)	$(131,983)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	90,000	90,000
Decrease in accounts payable and accrued liabilities	(3,028)	(3,077)
Cash flows used in operating activities	(31,955)	(45,060)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - loans payable - shareholders	4,992	11,865
Advances - related party	27,303	33,584
Repayment of advances - related party	(567)	(210)
Net cash provided by financing activities	31,728	45,239

Net change in cash	(227)	179

Cash, beginning of the period	259	40

Cash, end of the period	$32	$219

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months Ended February 28, 2023 and 2022

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended February 28, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2022 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2022. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the “Subsidiaries”). All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 28, 2023, the Company incurred a net loss of $118,927 and used cash in operating activities of $31,955, and on February 28, 2023, had a stockholders’ deficit of $2,259,391. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the unaudited consolidated financial statements are issued. The Company’s unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders are committed to making advances or loans to pay for certain legal, accounting, and administrative costs.

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The Company is unable to predict the effect, if any, that the COVID-19 global pandemic may have on its access to the financing markets. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3611 Canadian Dollars (February 28, 2023), 1.00 USD Dollar=0.8263 GBP, and 1.00 US Dollar=1.2632 Canadian Dollars (May 31, 2022), 1.00 USD Dollar=0.7925 GBP;

ii)       income and expenses are translated at average exchange rates for the nine months ended February 28, 2023 of 1.00 US Dollar = 1.3285 Canadian Dollars and 1.00 US Dollar = 1.2452 Canadian Dollars (February 28, 2022);

iii)       all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the nine months ended February 28, 2023 and 2022 were insignificant and no amounts have been recorded.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2023 and May 31, 2022. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net income (loss) per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended February 28, 2023 and 2022, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the nine months ended February 28, 2023 and 2022, we incurred $5,215 and $14,653, respectively, in research and development expenses.

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

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controlling the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company provides administrative services for Health Spending Accounts sponsored by employers (the “customer”). The Company does not take possession of goods or control the services provided as the employees of the customer are free to determine their health care provider. As such, the Company records revenue net of reimbursements to employees. The Company’s services to the customer consist of reviewing medical costs for eligibility and reimbursing employees for eligible costs.

During the three and nine months ended February 28, 2023 and 2022, the Company had revenue of $0 and $70 and $0 and $341, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of February 28, 2023 and May 31, 2022, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $210,000 and $120,000, respectively. During the nine months ended February 28, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 and $90,000, respectively, for consulting services provided to the Company. On May 31, 2022, accounts payable and accrued liabilities – related party of $429,121 was settled by issuing promissory note – related party below.

Advances – Related Party

As of February 28, 2023 and May 31, 2022, advances payable due to Tom Zapatinas totaled $59,316 and $32,580, respectively. During the nine months ended February 28, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $27,303 and $33,584, respectively, in cash and was repaid $567 and $210, respectively, in cash. On May 31, 2022, advances – related party of $37,696 was settled by issuing promissory note – related party below.

Loans Payable – Shareholders

As of February 28, 2023 and May 31, 2022, loans payable - shareholders are $173,067 and $168,075, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the nine months ended February 28, 2023 and 2022, the Company was advanced $4,992 and $11,865, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of February 28, 2023 and May 31, 2022, promissory note - related party of $466,817 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand. The note payable – related party was issued on May 31, 2022, to settle accounts payable and accrued liabilities – related party of $429,121 and advance – related party of $37,696.

Convertible Note Payable – Related Party

As of February 28, 2023 and May 31, 2022, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at February 28, 2023 and May 31, 2022. Holders of Common Stock have one vote per share of Common Stock held.

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

Over time, the Company will evaluate opportunities for forms of virtual banking and PayPal-type services. One opportunity seen as particularly relevant to the health care market is to offer instant issuing services that enable corporations to issue and fund Pre-Paid Interac or credit card services to beneficiaries in real time. If implemented, the beneficiary will most likely select a personal identification number (“PIN”) using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded. This consideration would require the development of software systems for the issuing of health payment cards and financial transaction processing services that would be fully managed by a data center.

Matching consumers in need of health care products or services with providers is another area PreAxia intends to evaluate. Consumers managing their health care dollars through an online system will find convenience in seeking out health care professionals and services through the same system.

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

PreAxia’s marketing strategy is to promote its existing platform directly to consumers and businesses, and to the groups that most need access to it; independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The Company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

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

Research and Development

For the nine months ended February 28, 2023 and 2022, we incurred $5,215 and $14,653, respectively, in research and development expenses.

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

Liquidity and Capital Resources

As of February 28, 2023, PreAxia’s cash balance was $32 compared to $259 as of May 31, 2022.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,259,391 as of February 28, 2023 compared with a working capital deficit of $2,140,464 as of May 31, 2022.

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

There are no assurances that we will be able to obtain the funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as of February 28, 2023 and May 31, 2022 is summarized as follows:

Working Capital

	February 28, 2023	May 31, 2022

Current Assets	$32	$259
Current Liabilities	(2,259,423)	(2,140,723)
Working Capital (Deficit)	$(2,259,391)	$(2,140,464)

The increase in our working capital deficit of $118,927 was primarily due to increases in accrued liabilities – related party of $90,000 and Advances – related party of $26,736.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three months ended February 28, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended February 28, 2023.

For the three months ended February 28, 2023 and 2022

Our operating results for the three months ended February 28, 2023 compared to the three months ended February 28, 2022 are described below:

Revenue

During the three months ended February 28, 2023 and 2022, the Company had revenue of $0 and $70, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended February 28, 2023 was $36,488 compared to $46,866 for the three months ended February 28, 2022. The decrease in total expenses of $10,378 for the three months ending February 28, 2023 is due to an increase in consulting fees of $442, decrease in professional fees of $99, a decrease of $593 in office and administration fees, and a decrease in research and development of $10,128.

Consulting Fees

During each of the three months ended February 28, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended February 28, 2023 decreased by $10,128 to $371, as compared to $10,499 during the three months ended February 28, 2022.

Wages and Benefits

There were no wages and benefits during the three months ended February 28, 2023 and 2022.

Office and Administration

Office and administration expenses decreased by $593 for the three months ended February 28, 2023 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the three months ended February 28, 2023 decreased by $99 to $2,996, as compared to $3,095 during the three months ended February 28, 2022.

Interest Expense

Interest expense is $0 for the three months ended February 28, 2023 and 2022 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months ended February 28, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our unaudited condensed consolidated financial statements for the nine months ended February 28, 2023.

For the nine months ended February 28, 2023 and 2022

Our operating results for the nine months ended February 28, 2023 compared to the nine months ended February 28, 2022 are described below:

Revenue

During the nine months ended February 28, 2023 and 2022, the Company had revenue of $0 and $341, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the nine months ended February 28, 2023 was $118,927 compared to $132,324 for the nine months ended February 28, 2022. The decrease in total expenses of $13,397 for the nine months ending February 28, 2023 is due to a decrease in consulting fees of $343, decrease in professional fees of $1,942, a decrease of $,1,674 in office and administration fees, and a decrease in research and development of $9,438.

Consulting Fees

During each of the nine months ended February 28, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $90,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the nine months ended February 28, 2023 decreased by $9,438 to $5,215, as compared to $14,653 during the nine months ended February 28, 2022.

Wages and Benefits

There were no wages and benefits during the nine months ended February 28, 2023 and 2022.

Office and Administration

Office and administration expenses decreased by $1,674 for the nine months ended February 28, 2023 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the nine months ended February 28, 2023 decreased by $1,942 to $12,536, as compared to $14,478 during the nine months ended February 28, 2022.

Interest Expense

Interest expense is $0 for the nine months ended February 28, 2023 and 2022 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

Gross Versus Net Revenue

ASC 606 provides guidance on proper recognition of principal versus agent considerations which is used to determine gross versus net revenue recognition. Under ASC 606, the core objective of the guidance on gross versus net revenue recognition is to help determine whether an entity is a principal or an agent in a transaction. In general, the primary difference between these two is the performance obligation being satisfied. The principal has a performance obligation to provide the desired goods or services to the end customer, whereas the agent arranges for the principal to provide the desired goods or services. Additionally, a fundamental characteristic of a principal in a transaction is control. A principal substantively controls the goods and services before they are transferred to the customer as well as controlling the price of the good or service being provided. An agent normally receives a commission or fee for these activities. In addition to control, the level at which an entity controls the price of the good or service being transferred determines principal versus agent status. The more discretion over setting price a company has in providing the good or service, the more likely they are considered a principal rather than an agent. Under the guidance when another party is involved in providing a good or service to a customer, an entity is a principal if the entity obtains control of the asset or right to a service performed by the other party.

The Company provides administrative services for Health Spending Accounts sponsored by employers (the “customer”). The Company does not take possession of goods or control the services provided as the employees of the customer are free to determine their health care provider. As such, the Company records revenue net of reimbursements to employees. The Company’s services to the customer consist of reviewing medical costs for eligibility and reimbursing employees for eligible costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2023, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: April 19, 2023

