Form 10-K
period 2023-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2023-08-30
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023

or

☐ [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes [ X ]     No [ ]

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
Emerging growth company☐ [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $602,725 on November 30, 2022.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,767,698 shares of common stock as of August 30, 2023

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $122.8 billion in assets in 2023 and 33.9 million consumers in 2022, an increase of 11% of assets over the prior period. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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
5

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2022 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the Health Spending Accounts in the marketplace. Our approach is to provide a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market. This is consistent with the PreAxia platform which has been designed for expansion in the United States and internationally. The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia’s target markets:

•	Benecaid has become a leading provider of Health Spending Accounts in Canada by offering an easy to understand product through brokers and also directly through the company.

•	Olympia Benefits has become a leading provider of Health Spending Accounts in Canada by offering a “Cost Plus” version of HSAs that has become popular in the marketplace.

•	QuickCard is a provider of Health Spending Accounts and group insurance products. They are partially differentiated from competitors by virtue of a “credit type card” that is used to pay for qualified health products and services.

•       League, which operates in Canada and the US, offers a range of health benefit services including Health Spending Accounts.

•	Most major insurance companies offer some version of HSAs to their customers.

•	Many brokers have created HSA products for their clients.

•	Many accounting and financial services firms have created their own HSA products to offer to their clients.

US and International Markets

•	HealthEquity, a publicly listed company offering HSAs in the USA, manages over $22 billion in deposits. It is one of the largest dedicated health account custodians in the USA and serves more than 12 million accounts owned by individuals at more than 24,000 companies across the country.

•	HSA Bank, a division of Webster Bank, offers Health Spending Accounts and related offerings to the consumer-directed healthcare industry.

•	Fidelity Investments offers a Health Spending Account to businesses as a means of controlling costs while providing employee health benefits.

Intellectual Property and Patent Protection

At present, PreAxia does not have any pending or registered patents or any trademarks.

Research and Development

For the year ended May 31, 2023 and 2022, we incurred $6,528 and $25,642 in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2023 and 2024 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2023 and 2022.

Quarter Ended	High	Low
05/31/2023	$0.0565	$0.0565
02/28/2023	$0.45	$0.0565
11/30/2022	$0.0565	$0.0565
08/31/2022	$0.25	$0.0565
05/31/2022	$0.10	$0.10
02/28/2022	$0.75	$0.09
11/30/2021	$0.10	$0.10
08/31/2021	$0.50	$0.10

Holders of Our Common Stock

As of August 30, 2023, there were 83 holders of record of our common stock and 19,767,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2023.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2023 or 2022.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $122.8 billion in assets in 2023 and 33.9 million consumers in 2022, an increase of more than 11% of assets over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Liquidity and Capital Resources

As of May 31, 2023, PreAxia’s cash balance was $6 compared to $259 as of May 31, 2022.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,296,730 as of May 31, 2023 compared with a working capital deficit of $2,140,464 as of May 31, 2022.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $1,000,000 over the next twelve-month period pay our arms-length creditors approximately $300,000 plus an additional $700,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as of May 31, 2023 and 2022 is summarized as follows:

Working Capital

	May 31, 2023	May 31, 2022

Current Assets	$6	$259
Current Liabilities	(2,296,736)	(2,140,723)
Working Capital (Deficit)	$(2,296,730)	$(2,140,464)

The increase in our working capital deficit of $156,266 was primarily due to increases in accrued liabilities – related party of $120,000 and Advances – related party of $32,372.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Years ended May 31, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended May 31, 2023.

For the years ended May 31, 2023 and 2022

Our operating results for the years ended May 31, 2023 compared to the years ended May 31, 2022 are described below:

Revenue

During the years ended May 31, 2023 and 2022, the Company had revenue of $0 and $368, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the years ended May 31, 2023 was $156,266 compared to $181,011 for the years ended May 31, 2022. The decrease in total expenses of $24,745 for the years ending May 31, 2023 is due to a decrease in consulting fees of $343, decrease in professional fees of $2,072, a decrease of $3,216 in office and administration fees, and a decrease in research and development of $19,114.

Consulting Fees

During each of the years ended May 31, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the years ended May 31, 2023 decreased by $19,114 to $6,528, as compared to $25,642 during the years ended May 31, 2022.

Wages and Benefits

There were no wages and benefits during the years ended May 31, 2023 and 2022.

Office and Administration

Office and administration expenses decreased by $3,216 for the years ended May 31, 2023 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the years ended May 31, 2023 decreased by $2,072 to $15,504, as compared to $17,756 during the years ended May 31, 2022.

Interest Expense

Interest expense is $0 for the years ended May 31, 2023 and 2022 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accounting Firm (ID 6580)	F-1

Report of Former Independent Public Accounting Firm	F-3

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-5

Consolidated Statements of Operations and Comprehensive Loss	F-6

Consolidated Statements of Changes in Stockholders’ Deficit	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-9 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Healthcare Payment Systems Inc.

Calgary, Alberta CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preaxia Healthcare Payment Systems Inc. (the Company) as of May 31, 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses since inception, has a working capital deficit, and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Other Matter

The 2022 consolidated financial statements of the Company were audited by other auditors, whose report dated September 29, 2022, included an explanatory paragraph related to the Company’s ability to continue as a going concern.

GreenGrowthCPAs

We have served as the Company’s auditor since 2023.

Los Angeles, California

August 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Healthcare Payment Systems Inc.

Calgary, Alberta CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Preaxia Healthcare Payment Systems Inc. (the Company) as of May 31, 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

September 29, 2022

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2023	May 31, 2022

ASSETS

Current assets

Cash	$6	$259
Total Current Assets	6	259

Total assets	$6	$259

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	$158,348	$159,699
Accounts payable and accrued liabilities - related party	240,000	120,000
Advances - related party	64,952	32,580
Loans payable - shareholders	173,067	168,075
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total Current Liabilities	2,296,736	2,140,723

Total liabilities	2,296,736	2,140,723

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized. 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,028,931)	(4,872,665)

Total Stockholders’ Deficit	(2,296,730)	(2,140,464)

Total liabilities and stockholders' deficit	$6	$259

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	May 31,
	2023	2022

Revenue	$—	$368

Cost of Sales	—	—

Gross Profit	—	368

Operating Expenses
Consulting	120,442	120,785
Professional	15,504	17,576
Office and administration	13,792	17,008
Research and development	6,528	25,642
Total Operating Expenses	156,266	181,011

Loss from Operations	(156,266)	(180,643)

Net loss and comprehensive loss	$(156,266)	(180,643)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698

See Accompanying Notes to the Consolidated Financial Statements
F-6

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2021	19,767,698	$19,768	$2,655,236	$57,197	$(4,692,022)	$(1,959,821)

Net loss and comprehensive loss	—	—	—	—	(180,643)	(180,643)

Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(156,266)	(156,266)

Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended May 31,
	2023	2022
Cash flows from operating activities
Net loss	$(156,266)	$(180,643)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	120,000	120,000
Increase in accounts payable and accrued liabilities	(1,351)	(3,328)
Cash flows used in operating activities	(37,617)	(63,971)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - related party	33,157	44,278
Repayment of advances - related party	(785)	(11,698)
Proceeds from the issuance of liability for unissued shares	—	—
Proceeds from loans payable - shareholders	4,992	31,610
Net cash provided by financing activities	37,364	64,190

Net change in cash	(253)	219

Cash, beginning of the period	259	40

Cash, end of the period	$6	$259

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash Investing and Financing Activities:
Conversion of Accounts payable and accrued liabilities - related party to Promissory note - related party	$—	$429,121
Conversion of Advances - related party to Promissory note - related party	$—	$37,696

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2023 and 2022

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

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements, which are stated in U.S. Dollars.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2023, the Company incurred a net loss of $156,266 and used cash in operating activities of $37,617, and on May 31, 2023, had a stockholders’ deficit of $2,296,730. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3605 Canadian Dollars (May 31, 2023), 1.00 USD Dollar=0.593 GBP, and 1.00 US Dollar=1.2632 Canadian Dollars (May 31, 2022), 1.00 USD Dollar=0.7925 GBP;

ii)	income and expenses are translated at average exchange rates for the year ended May 31, 2023 of 1.00 US Dollar = 1.3351 Canadian Dollars and 1.00 US Dollar = 1.2632 Canadian Dollars (May 31, 2022);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the year ended May 31, 2023 and 2022 were insignificant and no amounts have been recorded.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2023 and, 2022. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Loss Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended May 31, 2023 and 2022, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the years ended May 31, 2023 and 2022, we incurred $6,528 and $25,642, respectively, in research and development expenses.

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

During the years ended May 31, 2023 and 2022, the Company had revenue of $0 and $368, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

As of May 31, 2023 and 2022, accounts payable and accrued liabilities – related party due to Tom Zapatinas totaled $240,000 and $120,000, respectively. During the years ended May 31, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $120,000 and $120,000, respectively, for consulting services provided to the Company. On May 31, 2022, accounts payable and accrued liabilities – related party of $429,121 was settled by issuing promissory note – related party below.

Advances – Related Party

As of May 31, 2023 and 2022, advances payable due to Tom Zapatinas totaled $64,952 and $32,580, respectively. During the year ended May 31, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $33,157 and $44,278, respectively, in cash and was repaid $785 and $11,698, respectively, in cash. On May 31, 2022, advances – related party of $37,696 was settled by issuing promissory note – related party below.

Loans Payable – Shareholders

As of May 31, 2023 and 2022, loans payable - shareholders are $173,067 and $168,075, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the years ended May 31, 2023 and 2022, the Company was advanced $4,992 and $31,610, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of May 31, 2023 and 2022, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand. The note payable – related party was issued on May 31, 2022, to settle accounts payable and accrued liabilities – related party of $429,121 and advance – related party of $37,696.

Convertible Note Payable – Related Party

As of May 31, 2023 and 2022, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Income Taxes

As of May 31, 2023, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2023 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $4,189,000 since January 28, 2008 (Date of Inception).

	2023	2022

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(872,137)	$(859,324)
Net operating losses (21% tax rate)	(32,815)	(38,013)
Accrued management compensation	25,200	25,200
Total	(879,752)	(872,137)
The Company’s deferred tax assets and liabilities consist primarily of the following:

Deferred taxes – U.S. Parent	(879,752)	(872,137)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	—	—
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(911,512)	(903,897)
Less: valuation allowance	911,512	903,897
Total net deferred tax assets	$—	$—

During the years ended May 31, 2023 and 2022, the change in valuation allowance was an increase of $7,615 in 2023 and an increase of $12,813 in 2022.

The Company has no tax positions at May 31, 2023 and 2022 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2023 and 2022.

Note 6 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at May 31, 2023 and 2022. Holders of Common Stock have one vote per share of Common Stock held.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2023, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2023. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2023, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
•	We failed to file our corporate tax returns for 2008 through 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2023 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2023 and 2022 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2023 2022	$120,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$120,000 $120,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2023.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2023.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2023. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 30, 2023, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 30, 2023, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

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

(2) Based upon 19,767,698 issued and outstanding shares of common stock as of August 30, 2023.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2023, the Company’s president, Tom Zapatinas, invoiced $120,000 for management services rendered to the Company, advanced $33,157 in cash and received repayments of $785 in cash. As of May 31, 2023, Accounts payable – related party and Advances – related party includes a total of $304,952 due and payable to Mr. Zapatinas. The balance as of May 31, 2022 was $152,580.
18

2.

As of May 31, 2023 and 2022, loans payable - shareholders are $173,067 and $168,075, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2023 and 2022, the Company was advanced $0 and $31,610, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

3.

As of May 31, 2023 and 2022, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by Heaton and Company, PLLC (dba as Pinnacle Accountancy Group of Utah) for the completed fiscal periods ended May 31, 2023 and 2022 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2023	Year Ended May 31, 2022
Audit Fees and Audit Related Fees	$10,000	$10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$10,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.1	Share Exchange Agreement dated May 31, 2005 between Kimberley Coonfer, Caribbean Overseas Investments Ltd., Sun World Partners Inc. and Tiempo De Mexico Ltd. (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.2	Letter of Intent dated February 22, 2008 between Sun World Partners Inc. and H Pay Card Ltd. (Incorporated by reference to the Exhibits filed with the Form 8-K on March 5, 2008)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011 )
19

10.6	Promissory note dated August 31, 2017 issued to 2001033 Alberta Ltd. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2018 filed with the SEC on September 13, 2018)
10.7	Promissory note dated May 31, 2018 issued to 1378655 Alberta Ltd. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2018 filed with the SEC on September 13, 2018)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*Filed Herewith.

ITEM 16. FORM 10-K SUMMARY. None

20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: August 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: August 30, 2023

 /s/ Paul Verberne
By: Paul Verberne, Director
Dated: August 30, 2023

21