Form 10-Q
period 2023-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2023-10-13
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

or

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

As of October 13, 2023 the registrant had 19,767,698 outstanding shares of Common Stock.

2

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended August 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2024.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2023.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2023	May 31, 2023

ASSETS

Current assets

Cash	$355	$6
Total Current Assets	355	6

Total assets	$355	$6

LIABILITIES

Current liabilities

Accounts payable and accrued liabilities	$155,668	$158,348
Accounts payable and accrued liabilities - related party	270,000	240,000
Advances - related party	67,939	64,952
Loans payable - shareholders	184,028	173,067
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total Current Liabilities	2,338,004	2,296,736

Total liabilities	2,338,004	2,296736

Commitments and Contingencies	—	—

STOCKHOLDERS’ DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized. 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,069,850)	(5,028,931)

Total Stockholders’ Deficit	(2,337,649)	(2,296,730)

Total liabilities and stockholders' deficit	$355	$6

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	August 31,
	2023	2022

Revenue	$—	$—

Cost of Sales	—	—

Gross Profit	—	—

Operating Expenses
Consulting	30,000	30,000
Professional	7,714	2,500
Office and administration	1,685	1,576
Research and development	1,520	3,271
Total Operating Expenses	40,919	37,347

Loss from Operations	(40,919)	(37,347)

Net loss and comprehensive loss	$(40,919)	(37,347)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

Net loss and comprehensive loss	—	—	—	—	(40,919)	(40,919)

Balance, August 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,069,850)	$(2,337,649)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(37,347)	(37,347)

Balance, August 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,910,012)	$(2,177,811)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended August 31,
	2023	2022
Cash flows from operating activities
Net loss	$(40,919)	$(37,347)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	30,000	30,000
Increase in accounts payable and accrued liabilities	(2,680)	(5,942)
Cash flows used in operating activities	(13,599)	(13,289)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - related party	3,474	13,292
Repayment of advances - related party	(487)	(62)
Proceeds from the issuance of liability for unissued shares	—
Proceeds from loans payable - shareholders	10,961	—
Net cash provided by financing activities	13,948	13,230

Net change in cash	349	(59)

Cash, beginning of the period	6	259

Cash, end of the period	$355	$200

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-cash Investing and Financing Activities:
Conversion of Accounts payable and accrued liabilities - related party to Promissory note - related party	$—	$—
Conversion of Advances - related party to Promissory note - related party	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three months ended August 31, 2023 and 2022

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2023 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2023. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2023, the Company incurred a net loss of $40,919 and used cash in operating activities of $13,599, and as of August 31, 2023, had a stockholders’ deficit of $2,337,649. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3550 Canadian Dollars (August 31, 2023), 1.00 USD Dollar=0.790 GBP, and 1.00 US Dollar=1.3605 Canadian Dollars (May 31, 2023), 1.00 USD Dollar=0.593 GBP;

ii)	income and expenses are translated at average exchange rates for the three months ended August 31, 2023 of 1.00 US Dollar = 1.3332 Canadian Dollars and 1.00 US Dollar = 1.2893 Canadian Dollars (August 31, 2022);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2023 and 2022 were insignificant and no amounts have been recorded.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2023 and May 31, 2023. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended August 31, 2023 and May 31, 2023, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the three months ended August 31, 2023 and 2022, we incurred $1,520 and $3,271, respectively, in research and development expenses.

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

During the three months ended August 31, 2023 and 2022, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of August 31, 2023 and May 31, 2023, accounts payable and accrued liabilities – related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $270,000 and $240,000, respectively. During the three months ended August 31, 2023 and 2022, Tom Zapatinas, earned $30,000 and $30,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of August 31, 2023 and May 31, 2023, advances payable due to Tom Zapatinas totaled $67,939 and $64,952, respectively. During the three months ended August 31, 2023 and 2022, Tom Zapatinas, advanced the Company $3,474 and $13,292, respectively, in cash and was repaid $487 and $62, respectively, in cash.

Loans Payable – Shareholders

As of August 31, 2023 and May 31, 2023, loans payable - shareholders are $184,028 and $173,067, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the three months ended August 31, 2023 and 2022, the Company was advanced $10,961 and $0, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of August 31, 2023 and May 31, 2023, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable – Related Party

As of August 31, 2023 and May 31, 2023, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at August 31, 2023 and May 31, 2023. Holders of Common Stock have one vote per share of Common Stock held.

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

Note 7 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and no subsequent events occurred that required disclosure.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2023, together with notes thereto.  As used in this quarterly report, the terms “we,” “us,” “our,” “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Liquidity and Capital Resources

As of August 31, 2023, PreAxia’s cash balance was $355 compared to $6 as of May 31, 2023.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,337,649 as of August 31, 2023 compared with a working capital deficit of $2,296,730 as of May 31, 2023.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations.  PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period.   We will not initially have any cash flow from operating activities as we are in the startup stage.   We project that we will require an estimated $1,000,000 over the next twelve-month period to pay our arms-length creditors approximately $300,000 plus an additional $700,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

Our working capital (deficit) as of August 31, 2023 and May 31, 2023 is summarized as follows:

Working Capital

	August 31, 2023	May 31, 2023

Current Assets	$355	$6
Current Liabilities	(2,338,004)	(2,296,736)
Working Capital (Deficit)	$(2,337,649)	$(2,296,730)

The increase in our working capital deficit of $40,919 was primarily due to increases in accrued liabilities – related party of $30,000 and Loans payable - shareholders of $10,961.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months ended August 31, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended August 31, 2023 and 2022.

For the three months ended August 31, 2023 and 2022

Our operating results for the three months ended August 31, 2023 compared to the three months ended August 31, 2022 are described below:

Revenue

During the three months ended August 31, 2023 and 2022, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended August 31, 2023 were $40,919 compared to $37,347 for the three months ended August 31, 2022. The increase in total expenses of $3,572 for the three months ended August 31, 2023 is due to an increase in professional fees of $5,214, an increase of $109 in office and administration fees, and a decrease in research and development of $1,751.

Consulting Fees

During each of the three months ended August 31, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended August 31, 2023, decreased by $1,751 to $1,520, as compared to $3,271 during the three months ended August 31, 2022.

Wages and Benefits

There were no wages and benefits during the three months ended August 31, 2023 and 2022.

Office and Administration

Office and administration expenses increased by $109 for the three months ended August 31, 2023 due to an increase in office supply expenses.

Professional Fees

Professional fees during the three months ended August 31, 2023 increased by $5,214 to $7,714, as compared to $2,500 during the three months ended August 31, 2022.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2023 and 2022 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2023, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.2	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to the Exhibits filed with Schedule 14C on November 14, 2008)
3.3	Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
3.4	Amended Bylaws (Incorporated by reference to the Exhibits filed with the Form SB-2 filed with the SEC on March 16, 2006)
10.3	Acquisition Agreement dated April 22, 2008 (Incorporated by reference to the Exhibits filed with the Form 8-K on May 19, 2008)
10.4	Promissory note dated June 1, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011)
10.5	Promissory note dated August 5, 2011 issued to Macleod Projects Inc. (Incorporated by reference to the Exhibits filed with the annual report on Form 10-K for the year ended May 31, 2011 filed with the SEC on October 21, 2011 )
31.1	Section 302 Certification of Principal Executive Officer
32.1*	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

Date: October 13, 2023

