Form 10-Q
period 2023-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2023-12-29
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

or

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

As of December 29, 2023 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six-month period ended November 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2024.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2023.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2023	May 31, 2023
ASSETS

Current assets
Cash	$1,868	$6
Total current assets	1,868	6

Total assets	$1,868	$6

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$160,671	$158,348
Accounts payable and accrued liabilities - related party	300,000	240,000
Advances - related party	72,257	64,952
Loans payable - shareholders	191,329	173,067
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,384,626	2,296,736

Total liabilities	2,384,626	2,296,736

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT
Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,114,959)	(5,028,931)
Total stockholders' deficit	(2,382,758)	(2,296,730)

Total liabilities and stockholders' deficit	$1,868	$6

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Six months ended
	November 30, 2023	November 30, 2022	November 30, 2023	November 30, 2022

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	30,000	30,000	60,000	60,000
Professional	4,437	7,040	12,151	9,540
Office and administration	8,493	6,479	10,177	8,055
Research and development	2,179	1,573	3,700	4,844
Total operating expenses	45,109	45,092	86,028	82,439

Loss from operations	(45,109)	(45,092)	(86,028)	(82,439)

Net loss and comprehensive loss	$(45,109)	$(45,092)	$(86,028)	$(82,439)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, August 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,069,850)	$(2,337,649)

Net loss and comprehensive loss	—	—	—	—	(45,109)	(45,109)

Balance, November 30, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,114,959)	$(2,382,758)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

Net loss and comprehensive loss	—	—	—	—	(86,028)	(86,028)

Balance, November 30, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,114,959)	$(2,382,758)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, August 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,910,012)	$(2,177,811)

Net loss and comprehensive loss	—	—	—	—	(45,092)	(45,092)

Balance, November 30, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,955,104)	$(2,222,903)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(82,439)	(82,439)

Balance, November 30, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,955,104)	$(2,222,903)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	November 30, 2023	November 30, 2022

Cash flows from operating activities
Net loss	$(86,028)	$(82,439)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	60,000	60,000
Decrease in accounts payable and accrued liabilities	2,323	(1,572)
Cash flows used in operating activities	(23,705)	(24,011)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - loans payable - shareholders	18,262	4,992
Advances - related party	8,816	19,241
Repayment of advances - related party	(1,511)	(306)
Net cash provided by financing activities	25,567	23,927

Net change in cash	1,862	(84)

Cash, beginning of the period	6	259

Cash, end of the period	$1,868	$175

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended November 30, 2023 and 2022

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

The operations of the Company are expected to be primarily undertaken by its wholly owned subsidiary, PreAxia Health Care Payment Ltd. (“PreAxia Payment”), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

PreAxia Payment is in the process of developing an online access system creating a health spending account that will facilitate card payment and processing services to third-party administrators, insurance companies and others.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and six months ended November 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2023 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2023. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended November 30, 2023, the Company incurred a net loss of $86,028 and used cash in operating activities of $23,705, and as of November 30, 2023, had a stockholders’ deficit of $2,382,758. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3583 Canadian Dollars (November 30, 2023), 1.00 USD Dollar=0.7912 GBP, and 1.00 US Dollar=1.3605 Canadian Dollars (May 31, 2023), 1.00 USD Dollar=0.593 GBP;

ii)	income and expenses are translated at average exchange rates for the six months ended November 30, 2023 of 1.00 US Dollar = 1.3492 Canadian Dollars and 1.00 US Dollar = 1.3167 Canadian Dollars (November 30, 2022);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the six months ended November 30, 2023 and 2022 were insignificant and no amounts have been recorded.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2023 and May 31, 2023. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended November 30, 2023 and May 31, 2023, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the six months ended November 30, 2023 and 2022, we incurred $3,700 and $4,844, respectively, in research and development expenses.

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

During the three and six months ended November 30, 2023 and 2022, the Company had revenue of $0 and $0 and $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of November 30, 2023 and May 31, 2023, accounts payable and accrued liabilities – related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $300,000 and $240,000, respectively. During the six months ended November 30, 2023 and 2022, Tom Zapatinas, earned $60,000 and $60,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of November 30, 2023 and May 31, 2023, advances payable due to Tom Zapatinas totaled $72,257 and $64,952, respectively. During the six months ended November 30, 2023 and 2022, Tom Zapatinas, advanced the Company $8,816 and $19,241, respectively, in cash and was repaid $1,511 and $306, respectively, in cash.

Loans Payable – Shareholders

As of November 30, 2023 and May 31, 2023, loans payable - shareholders are $191,329 and $173,067, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the six months ended November 30, 2023 and 2022, the Company was advanced $18,262 and $4,992, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of November 30, 2023 and May 31, 2023, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable – Related Party

As of November 30, 2023 and May 31, 2023, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas.. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding at November 30, 2023 and May 31, 2023. Holders of Common Stock have one vote per share of Common Stock held.

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

Liquidity and Capital Resources

As of November 30, 2023, PreAxia’s cash balance was $1,868 compared to $6 as of May 31, 2023.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,382,758 as of November 30, 2023, compared with a working capital deficit of $2,296,730 as of May 31, 2023.

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

There are no assurances that we will be able to obtain the funds required for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease the operation of our business.

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

Our working capital (deficit) as of November 30, 2023 and May 31, 2023 is summarized as follows:

Working Capital

	November 30, 2023	May 31, 2023

Current Assets	$1,868	$6
Current Liabilities	(2,384,626)	(2,296,736)
Working Capital (Deficit)	$(2,382,758)	$(2,296,730)

The increase in our working capital deficit of $86,028 was primarily due to increases in accrued liabilities – related party of $60,000 and Loans payable - shareholders of $18,262.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months ended November 30, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended November 30, 2023 and 2022.

For the three months ended November 30, 2023 and 2022

Our operating results for the three months ended November 30, 2023 compared to the three months ended November 30, 2022 are described below:

Revenue

During the three months ended November 30, 2023 and 2022, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended November 30, 2023 were $45,109 compared to $45,092 for the three months ended November 30, 2022. The increase in total expenses of $17 for the three months ended November 30, 2023 is due to a decrease in professional fees of $2,603, an increase of $606 in research and development, and an increase in office and administration fees of $2,014.

Consulting Fees

During each of the three months ended November 30, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended November 30, 2023 increased by $606 to $2,179, as compared to $1,573 during the three months ended November 30, 2022.

Wages and Benefits

There were no wages and benefits during the three months ended November 30, 2023 and 2022.

Office and Administration

Office and administration expenses increased by $2,014 for the three months ended November 30, 2023 due to an increase in office supply expenses.

Professional Fees

Professional fees during the three months ended November 30, 2023 decreased by $2,603 to $4,437, as compared to $7,040 during the three months ended November 30, 2022.

Interest Expense

Interest expense is $0 for the three months ended November 30, 2023 and 2022 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Six months ended November 30, 2023 and 2022

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the six months ended November 30, 2023 and 2022.

For the six months ended November 30, 2023 and 2022

Our operating results for the six months ended November 30, 2023 compared to the six months ended November 30, 2022 are described below:

Revenue

During the six months ended November 30, 2023 and 2022, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the six months ended November 30, 2023 were $86,028 compared to $82,439 for the six months ended November 30, 2022. The increase in total expenses of $3,589 for the six months ended November 30, 2023 is due to an increase in professional fees of $2,611, an increase of $2,122 in office and administration fees, and a decrease in research and development of $1,144.

Consulting Fees

During each of the six months ended November 30, 2023 and 2022, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the six months ended November 30, 2023 decreased by $1,144 to $3,700, as compared to $4,844 during the six months ended November 30, 2022.

Wages and Benefits

There were no wages and benefits during the six months ended November 30, 2023 and 2022.

Office and Administration

Office and administration expenses increased by $2,122 for the six months ended November 30, 2023 due to an increase in office supply expenses.

Professional Fees

Professional fees during the six months ended November 30, 2023 increased by $2,611 to $12,151, as compared to $9,540 during the six months ended November 30, 2022.

Interest Expense

Interest expense is $0 for the six months ended November 30, 2023 and 2022 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2023, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: December 29, 2023

