Form 10-Q
period 2024-02-29
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2024-04-17
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2024

or

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

As of April 17, 2024 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended February 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2024.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2023.

Page

Unaudited Condensed Consolidated Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of February 29, 2024 and May 31, 2023	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 29, 2024 and February 28, 2023	F-2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended February 29, 2024 and February 28, 2023	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 29, 2024 and February 28, 2023	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2024	May 31, 2023
ASSETS

Current assets
Cash	$1,194	$6
Total current assets	1,194	6

Total assets	$1,194	$6

LIABILITIES

Current liabilities
Accounts payable and accrued liabilities	$165,934	$158,348
Accounts payable and accrued liabilities - related party	300,000	240,000
Advances - related party	75,130	64,952
Loans payable - shareholders	191,329	173,067
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,392,762	2,296,736

Total liabilities	2,392,762	2,296,736

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,123,769)	(5,028,931)
Total stockholders' deficit	(2,391,568)	(2,296,730)

Total liabilities and stockholders' deficit	$1,194	$6

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended		Nine months ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	—	30,442	60,000	90,442
Professional	3,472	2,996	15,623	12,536
Office and administration	2,902	2,679	13,079	10,734
Research and development	2,436	371	6,136	5,215
Total operating expenses	8,810	36,488	94,838	118,927

Loss from operations	(8,810)	(36,488)	(94,838)	(118,927)

Net loss and comprehensive loss	$(8,810)	$(36,488)	$(94,838)	$(118,927)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

  See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,114,959)	$(2,382,758)

Net loss and comprehensive loss	—	—	—	—	(8,810)	(8,810)

Balance, February 29, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,123,769)	$(2,391,568)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

Net loss and comprehensive loss	—	—	—	—	(94,838)	(94,838)

Balance, February 29, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,123,769)	$(2,391,568)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,955,104)	$(2,222,903)

Net loss and comprehensive loss	—	—	—	—	(36,488)	(36,488)

Balance, February 28, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(4,991,592)	$(2,259,391)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(118,927)	(118,927)

Balance, February 28, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(4,991,592)	$(2,259,391)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	February 29, 2024	February 28, 2023

Cash flows from operating activities
Net loss	$(94,838)	$(118,927)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	60,000	90,000
Decrease in accounts payable and accrued liabilities	7,585	(3,028)
Cash flows used in operating activities	(27,253)	(31,955)

Cash flows from investing activities	—	—

Cash flows from financing activities
Advances - loans payable - shareholders	18,262	4,992
Advances - related party	11,764	27,303
Repayment of advances - related party	(1,585)	(567)
Net cash provided by financing activities	28,441	31,728

Net change in cash	1,188	(227)

Cash, beginning of the period	6	259

Cash, end of the period	$1,194	$32

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months ended February 29, 2024 and February 28, 2023

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended February 29, 2024 and February 28, 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2023 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2023. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 29, 2024, the Company incurred a net loss of $94,838 and used cash in operating activities of $27,253, and as of February 29, 2024, had a stockholders’ deficit of $2,391,568 and an accumulated deficit of $5,123,769. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3567 Canadian Dollars (February 29, 2024), 1.00 USD Dollar=0.7914 GBP, and 1.00 US Dollar=1.3605 Canadian Dollars (May 31, 2023), 1.00 USD Dollar=0.593 GBP;

ii)	income and expenses are translated at average exchange rates for the nine months ended February 29, 2024 of 1.00 US Dollar = 1.3477 Canadian Dollars and 1.00 US Dollar = 1.3285 Canadian Dollars (February 28, 2023);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the nine months ended February 29, 2024 and February 28, 2023 were insignificant and no amounts have been recorded.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 29, 2024 and May 31, 2023. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 10,587,600 shares of potential common stock equivalents for convertible note payable – related party outstanding during the periods ended February 29, 2024 and May 31, 2023, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the nine months ended February 29, 2024 and February 28, 2023, we incurred $6,136 and $5,215, respectively, in research and development expenses.

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

During the three and nine months ended February 29, 2024 and February 28, 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. On February 29, 2024 and May 31, 2023, we excluded the common stock issuable upon conversion of Convertible Note Payable – Related Party of 10,587,600 shares and 10,587,600 shares, respectively, as their effect would have been anti-dilutive.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of February 29, 2024 and May 31, 2023, accounts payable and accrued liabilities – related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $300,000 and $240,000, respectively. Advances are non-interest bearing, unsecured and payable on demand. During the nine months ended February 29, 2024 and February 28, 2023, Tom Zapatinas, earned $60,000 and $90,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of February 29, 2024 and May 31, 2023, advances payable due to Tom Zapatinas totaled $75,130 and $64,952, respectively. During the nine months ended February 29, 2024 and February 28, 2023, Tom Zapatinas, advanced the Company $11,764 and $27,303, respectively, in cash and was repaid $1,585 and $567, respectively, in cash.

Loans Payable – Shareholders

As of February 29, 2024 and May 31, 2023, loans payable - shareholders are $191,329 and $173,067, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the nine months ended February 29, 2024 and February 28, 2023, the Company was advanced $18,262 and $4,992, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of February 29, 2024 and May 31, 2023, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable – Related Party

As of February 29, 2024 and May 31, 2023, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on February 29, 2024 and May 31, 2023. Holders of Common Stock have one vote per share of Common Stock held.

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

Liquidity and Capital Resources

As of February 29, 2024, PreAxia’s cash balance was $1,194 compared to $6 as of May 31, 2023.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,391,568 as of February 29, 2024, compared with a working capital deficit of $2,296,730 as of May 31, 2023.

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

Our working capital deficit as of February 29, 2024 and May 31, 2023 is summarized as follows:

Working Capital

	February 29, 2024	May 31, 2023

Current Assets	$1,194	$6
Current Liabilities	(2,392,762)	(2,296,736)
Working Capital Deficit	$(2,391,568)	$(2,296,730)

The increase in our working capital deficit of $94,838 was primarily due to increases in accrued liabilities – related party of $60,000 and Loans payable - shareholders of $18,262.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months ended February 29, 2024 and February 28, 2023

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended February 29, 2024 and February 28, 2023.

For the three months ended February 29, 2024 and February 28, 2023

Our operating results for the three months ended February 29, 2024 compared to the three months ended February 28, 2023 are described below:

Revenue

During the three months ended February 29, 2024 and February 28, 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended February 29, 2024 were $8,810 compared to $36,488 for the three months ended February 28, 2023. The decrease in total expenses of $27,678 for the three months ended February 29, 2024 is due to a decrease in consulting fees of $30,442, an increase of $2,065 in research and development, an increase of $476 in professional fees, and an increase in office and administration fees of $223.

Consulting Fees

During each of the three months ended February 29, 2024 and February 28, 2023, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $0 and $30,000, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the three months ended February 29, 2024 increased by $2,065 to $2,436, as compared to $371 during the three months ended February 28, 2023.

Wages and Benefits

There were no wages and benefits during the three months ended February 29, 2024 and February 28, 2023.

Office and Administration

Office and administration expenses increased by $223 for the three months ended February 29, 2024 due to an increase in office supply expenses.

Professional Fees

Professional fees during the three months ended February 29, 2024 increased by $476 to $3,472, as compared to $2,996 during the three months ended February 28, 2023.

Interest Expense

Interest expense is $0 for the three months ended February 29, 2024 and February 28, 2023 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months ended February 29, 2024 and February 28, 2023

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the nine months ended February 29, 2024 and February 28, 2023.

For the nine months ended February 29, 2024 and February 28, 2023

Our operating results for the nine months ended February 29, 2024 compared to the nine months ended February 28, 2023 are described below:

Revenue

During the nine months ended February 29, 2024 and February 28, 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the nine months ended February 29, 2024 were $94,838 compared to $118,927 for the nine months ended February 28, 2023. The decrease in total expenses of $24,089 for the nine months ended February 29, 2024 is due to a decrease in consulting fees of $30,442, an increase in professional fees of $3,087, an increase of $2,345 in office and administration fees, and an increase in research and development of $921.

Consulting Fees

During each of the nine months ended February 29, 2024 and February 28, 2023, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $90,000, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party.

Research and Development

Research and development expenses during the nine months ended February 29, 2024 increased by $921 to $6,136, as compared to $5,215 during the nine months ended February 28, 2023.

Wages and Benefits

There were no wages and benefits during the nine months ended February 29, 2024 and February 28, 2023.

Office and Administration

Office and administration expenses increased by $2,345 for the nine months ended February 29, 2024 due to an increase in office supply expenses.

Professional Fees

Professional fees during the nine months ended February 29, 2024 increased by $3,087 to $15,623, as compared to $12,536 during the nine months ended February 28, 2023.

Interest Expense

Interest expense is $0 for the nine months ended February 29, 2024 and February 28, 2023 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2024, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: April 17, 2024

