Form 10-K
period 2024-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2024-10-10
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024

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

PO Box 34075 Westbrook PO, 1610-37thStreet S.W., Calgary, Alberta T3C 3W2

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $494,059 on November 30, 2023.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

19,767,698 shares of common stock as of October 10, 2024

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

ITEM 1. BUSINESS

Corporate Overview

PreAxia Health Care Payment Systems Inc. (the “Company” or “PreAxia”) was incorporated on April 3, 2000 in the State of Nevada.

The Company primarily undertakes its operations through its wholly owned subsidiary, PreAxia Health Care Payment Limited (“PreAxia Payment”). PreAxia Payment was incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $123.3 billion in assets in 2023 and 34.7 million consumers in 2023, an increase of more than 18% of assets over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

PreAxia’s marketing strategy is to promote its existing platform direct to consumers and businesses, and to the groups that most need access to its independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The Company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

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
5

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company’s goals in 2025 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

Competitive Business Conditions and our Company’s Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the Health Spending Accounts in the marketplace. Our approach is to provide a high value added and robust capability within specific target markets, rather than the “one size fits all” and mass volume approach of the larger companies in the Canadian and international market. This is consistent with the PreAxia platform which has been designed for expansion in the United States and internationally. The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia’s target markets:

•	Benecaid has become a leading provider of Health Spending Accounts in Canada by offering an easy-to-understand product through brokers and also directly through the company.

•	Olympia Benefits has become a leading provider of Health Spending Accounts in Canada by offering a “Cost Plus” version of HSAs that has become popular in the marketplace.

•	QuickCard is a provider of Health Spending Accounts and group insurance products. They are partially differentiated from competitors by virtue of a “credit type card” that is used to pay for qualified health products and services.

•        League, which operates in Canada and the US, offers a range of health benefit services including Health Spending Accounts.

•	Most major insurance companies offer some version of HSAs to their customers.

•	Many brokers have created HSA products for their clients.

•	Many accounting and financial services firms have created their own HSA products to offer to their clients.

US and International Markets

•	HealthEquity, a publicly listed company offering HSAs in the USA, manages over $22 billion in deposits. It is one of the largest dedicated health account custodians in the USA and serves more than 12 million accounts owned by individuals at more than 24,000 companies across the country.

•	HSA Bank, a division of Webster Bank, offers Health Spending Accounts and related offerings to the consumer-directed healthcare industry.

•	Fidelity Investments offers a Health Spending Account to businesses as a means of controlling costs while providing employee health benefits.

Intellectual Property and Patent Protection

At present, PreAxia does not have any pending or registered patents or any trademarks.

Research and Development

For the year ended May 31, 2024 and 2023, we incurred $5,632 and $6,528 in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2024 and 2025 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Although much of the research and development and the building of our system have been completed, our Calgary office closed during the 2017 fiscal year, and we presently operate out of remote employment sites.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2024 and 2023.

Quarter Ended	High	Low
05/31/2024	$0.057	$0.057
02/28/2024	$0.057	$0.057
11/30/2023	$0.057	$0.057
08/31/2023	$0.057	$0.0565
05/31/2023	$0.0565	$0.0565
02/28/2023	$0.45	$0.0565
11/30/2022	$0.0565	$0.0565
08/31/2022	$0.25	$0.0565

Holders of Our Common Stock

As of October 10, 2024, there were 83 holders of record of our common stock and 19,767,698 shares of common stock outstanding.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2024.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2024 or 2023.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Corporate Overview

PreAxia Health Care Payment Systems Inc. (the “Company” or “PreAxia”) was incorporated on April 3, 2000 in the State of Nevada.

The Company primarily undertakes its operations through its wholly owned subsidiary, PreAxia Health Care Payment Limited (“PreAxia Payment”). PreAxia Payment was incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

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

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $123.3 billion in assets in 2023 and 37.4 million consumers in 2023, an increase of more than 18% of assets over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

Liquidity and Capital Resources

As of May 31, 2024, PreAxia’s cash balance was $14 compared to $6 as of May 31, 2023.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,396,179 as of May 31, 2024, compared with a working capital deficit of $2,296,730 as of May 31, 2023.

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

Our working capital (deficit) as of May 31, 2024 and 2023 is summarized as follows:

Working Capital

	May 31, 2024	May 31, 2023

Current Assets	$14	$6
Current Liabilities	(2,396,193)	(2,296,736)
Working Capital (Deficit)	$(2,396,179)	$(2,296,730)

The increase in our working capital deficit of $99,449 was primarily due to increases in accrued liabilities – related party of $60,000 and loans payable - shareholders of $18,263.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Years ended May 31, 2024 and 2023

For the years ended May 31, 2024 and 2023

Our operating results for the years ended May 31, 2024 compared to the years ended May 31, 2023 are described below:

Revenue

During the years ended May 31, 2024 and 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the year ended May 31, 2024 were $99,449 compared to $156,266 for the year ended May 31, 2023. The decrease in total expenses of $56,817 for the year ending May 31, 2024 is due to a decrease in consulting fees of $60,442, increase in professional fees of $3,150, an increase of $1,371 in office and administration fees, and a decrease in research and development of $896.

Consulting Fees

During each of the years ended May 31, 2024 and 2023, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $60,000 and $120,000, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party. During the period from December 1, 2023 to May 31, 2024, the Company did not accrue compensation to Tom Zapatinas.

Research and Development

Research and development expenses during the year ended May 31, 2024 decreased by $896 to $5,632, as compared to $6,528 during the year ended May 31, 2023. The decrease is due to a decrease in software lease expenses from Microsoft.

Wages and Benefits

There were no wages and benefits during the years ended May 31, 2024 and 2023.

Office and Administration

Office and administration expenses increased by $1,371 for the year ended May 31, 2024 due to an increase in office supply expense and filing fees.

Professional Fees

Professional fees during the year ended May 31, 2024 increased by $3,150 to $18,654, as compared to $15,504 during the year ended May 31, 2023. Professional fees increased due to an increase in costs related to accounting assistance.

Interest Expense

Interest expense is $0 for the years ended May 31, 2024 and 2023 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Public Accounting Firm (ID 6580)	F-1

Audited Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Changes in Stockholders’ Deficit	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Preaxia Healthcare Payment Systems Inc.

Calgary, Alberta CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Preaxia Healthcare Payment Systems Inc. (the Company) as of May 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

GreenGrowthCPAs
PCAOB ID Number 6580
We have served as the Company’s auditor since 2023.

Los Angeles, California

October 10, 2024

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2024	May 31, 2023
ASSETS

Current assets
Cash	$14	$6
Total current assets	14	6

Total assets	$14	$6

LIABILITIES

Current liabilities
Bank indebtedness	$398	$—
Accounts payable and accrued liabilities	166,909	158,348
Accounts payable and accrued liabilities - related party	300,000	240,000
Advances - related party	77,187	64,952
Loans payable - shareholders	191,330	173,067
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,396,193	2,296,736

Total liabilities	2,396,193	2,296,736

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,128,380)	(5,028,931)
Total stockholders' deficit	(2,396,179)	(2,296,730)

Total liabilities and stockholders' deficit	$14	$6

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended
	May 31, 2024	May 31, 2023

Revenue	$—	$—

Operating expenses
Consulting	60,000	120,442
Professional	18,654	15,504
Office and administration	15,163	13,792
Research and development	5,632	6,528
Total operating expenses	99,449	156,266

Loss from operations	(99,449)	(156,266)

Net loss and comprehensive loss	$(99,449)	$(156,266)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

Net loss and comprehensive loss	—	—	—	—	(99,449)	(99,449)

Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,128,380)	$(2,396,179)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2022	19,767,698	$19,768	$2,655,236	$57,197	$(4,872,665)	$(2,140,464)

Net loss and comprehensive loss	—	—	—	—	(156,266)	(156,266)

Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	May 31, 2024	May 31, 2023

Cash flows from operating activities
Net loss	$(99,449)	$(156,266)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	60,000	120,000
Increase (decrease) in accounts payable and accrued liabilities	8,561	(1,351)
Cash flows used in operating activities	(30,888)	(37,617)

Cash flows from investing activities	—	—

Cash flows from financing activities
Bank indebtedness	398	—
Advances - loans payable - shareholders	18,263	4,992
Advances - related party	13,893	33,157
Repayment of advances - related party	(1,658)	(785)
Net cash provided by financing activities	30,882	37,364

Net change in cash	8	(253)

Cash, beginning of the period	6	259

Cash, end of the period	$14	$6

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2024 and 2023

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2024, the Company incurred a net loss of $99,449 and used cash in operating activities of $30,888, and as of May 31, 2024, had a stockholders’ deficit of $2,396,179 and an accumulated deficit of $5,128,380. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =1.3643 Canadian Dollars (May 31, 2024), 1.00 USD Dollar=0.7852 GBP, and 1.00 US Dollar=1.3605 Canadian Dollars (May 31, 2023), 1.00 USD Dollar=0.593 GBP;

ii)	income and expenses are translated at average exchange rates for the year ended May 31, 2024 of 1.00 US Dollar = 1.3515 Canadian Dollars and 1.00 US Dollar = 1.3351 Canadian Dollars (May 31, 2023);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the year ended May 31, 2024 and 2023 were insignificant and no amounts have been recorded.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2024 and 2023. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the years ended May 31, 2024 and 2023, we incurred $5,632 and $6,528, respectively, in research and development expenses.

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

During the years ended May 31, 2024 and 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. On May 31, 2024 and 2023, we excluded the common stock issuable upon conversion of Convertible Note Payable – Related Party of 10,587,600 shares and 10,587,600 shares, respectively, as their effect would have been anti-dilutive.

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

Note 4 – Related Party Transactions

As of May 31, 2024 and 2023, accounts payable and accrued liabilities – related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $300,000 and $240,000, respectively. During the years ended May 31, 2024 and 2023, Tom Zapatinas, earned $60,000 and $120,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of May 31, 2024 and 2023, advances payable due to Tom Zapatinas totaled $77,187 and $64,952, respectively. Advances are non-interest bearing, unsecured and payable on demand. During the years ended May 31, 2024 and 2023, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $13,893 and $33,157, respectively, in cash and was repaid $1,658 and $785, respectively, in cash.

Loans Payable – Shareholders

As of May 31, 2024 and 2023, loans payable - shareholders are $191,330 and $173,067, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the years ended May 31, 2024 and 2023, the Company advanced $18,263 and $4,992, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of May 31, 2024 and 2023, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable – Related Party

As of May 31, 2024 and 2023, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Income Taxes

As of May 31, 2024, the Company is in arrears on filing its statutory income tax returns. Tax years 2008 through 2024 are open for examination by taxing authorities. The Company has incurred substantial net operating losses of approximately $4,227,000 since January 28, 2008 (Date of Inception).

	2024	2023

Net operating losses – U.S. parent:
Amount carried forward from prior years	$(879,752)	$(872,137)
Net operating losses (21% tax rate)	(20,884)	(32,815)
Accrued management compensation	12,600	25,200
Total	(888,036)	(879,752)
The Company’s deferred tax assets and liabilities consist primarily of the following:

Deferred taxes – U.S. Parent	(888,036)	(879,752)
Net operating losses – Canadian subsidiary:
Amount carried forward from prior years	(31,760)	(31,760)
Net operating losses	—	—
Deferred taxes – Canadian subsidiary	(31,760)	(31,760)

Total deferred tax assets	(919,796)	(911,512)
Less: valuation allowance	919,796	911,512
Total net deferred tax assets	$—	$—

During the years ended May 31, 2024 and 2023, the change in valuation allowance was an increase of $8,284 in 2024 and an increase of $7,615 in 2023.

The Company has no tax positions on May 31, 2024 and 2023 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties on May 31, 2024 and 2023.

Note 6 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on May 31, 2024 and 2023. Holders of Common Stock have one vote per share of Common Stock held.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2024, the disclosure controls and procedures were not effective. The ineffectiveness of our Company’s disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of May 31, 2024. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2024, our Company’s internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
•	We failed to file our corporate tax returns for 2008 through 2024.

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

ITEM 9B. OTHER INFORMATION.

During the quarter ended May 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Name	Position	Age	Date First Elected or Appointed
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	66	Director since January 9, 2007 Officer since January 25, 2008
Paul Verberne	Director	59	Director since June 1, 2018

Significant Employees

There are no family relationships between or among our directors or executive officers.

Business Experience

Tom Zapatinas, President, Secretary, Chief Executive Officer, Chief Financial Officer and a director

Tom Zapatinas has been a director of our Company since January 9, 2007 and the president, secretary, chief executive officer and chief financial officer of our company since January 25, 2008. Mr. Zapatinas has been a self-employed business consultant since August 1997. In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada. Mr. Zapatinas resigned from Prolific on May 29, 2001, to go back to his consulting practice. He brings experience in financing, corporate development and mergers and acquisitions.

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

Paul Verberne, member of the Board of Directors

Mr. Verberne has been involved in the Healthcare Spending Account (HSA) industry since 2004, when he became counsel for HSA Bank (a division of Webster Bank). He provided legal and business expertise focused on tax favoured benefit accounts, helping HSA Bank grow from $8 million in HSA deposits to over $800 million in six years. HSA Bank is now a leading HSA provider in the USA with over $5 billion in assets. Mr. Verberne was also general counsel to the American Banker's Association HSA Council and Tango Health, a leading benefits optimization solutions provider. He is currently a principal in HSA Consulting Services, LLC, which provides training and expertise to the HSA industry, and a partner in Verberne & Maldonado LLP in Houston, a law firm concentrating in business law. He received his B.A. in Liberal Arts Hi(Economics/Psychology) from the University of Texas (Austin) and a Juris Doctorate from University of Houston Law Center. Mr. Verberne will be providing strategic advice and guidance to PreAxia as it develops, rolls out and expands its HSA Management Solution throughout Canada and the USA.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2024 all filing requirements applicable to our executive officers, directors and greater than 10% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2024 and 2023 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensa -tion ($)	Total ($)
Tom Zapatinas, President, CEO and Director	2024 2023	$60,000 $120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	$60,000 $120,000

Employment Agreements

There are currently no employment agreements in effect.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We adopted and approved our current stock option plan on January 28, 2010, pursuant to which we may grant stock options to acquire up to 2,000,000 shares of our common stock. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of May 31, 2024.

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

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2024.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director’s fees or other cash compensation for services rendered as a director in the year ended May 31, 2024. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of September 26, 2024, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of September 26, 2024, there were no shareholders known by us to be the beneficial owner of more than 5% of our common stock except as set forth in the following table.

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

2 Based upon 19,767,698 issued and outstanding shares of common stock as of October 10, 2024.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.	During the year ended May 31, 2024, the Company’s president, Tom Zapatinas, invoiced $60,000 for management services rendered to the Company, advanced $13,893 in cash and received repayments of $1,658 in cash. As of May 31, 2024, Accounts payable – related party and Advances – related party includes a total of $377,187 due and payable to Mr. Zapatinas. The balance as of May 31, 2023 was $304,952.
2.

As of May 31, 2024 and 2023, loans payable - shareholders are $191,330 and $173,067, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2024 and 2023, the Company was advanced $18,263 and $4,992, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

3.

As of May 31, 2024 and 2023, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by GreenGrowthCPAs for the completed fiscal periods ended May 31, 2024 and 2023 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended May 31, 2024	Year Ended May 31, 2023
Audit Fees and Audit Related Fees	$10,000	$10,000
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$10,000

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
Dated: October 10, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: October 10, 2024

 /s/ Paul Verberne
By: Paul Verberne, Director
Dated: October 10, 2024

