Form 10-Q
period 2024-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2024-11-22
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2024

or

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

As of November 21, 2024 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three-month period ended August 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2025.  For further information refer to the consolidated financial statements and footnotes thereto included in Preaxia’s Annual Report on Form 10-K for the year ended May 31, 2024.

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2024	May 31, 2024
ASSETS

Current assets
Cash	$1	$14
Total current assets	1	14

Total assets	$1	$14

LIABILITIES

Current liabilities
Bank indebtedness	$567	$398
Accounts payable and accrued liabilities	169,140	166,909
Accounts payable and accrued liabilities - related party	300,000	300,000
Advances - related party	79,401	77,187
Loans payable - shareholders	191,330	191,330
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,400,807	2,396,193

Total liabilities	2,400,807	2,396,193

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,133,007)	(5,128,380)
Total stockholders' deficit	(2,400,806)	(2,396,179)

Total liabilities and stockholders' deficit	$1	$14

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months ended
	August 31, 2024	August 31, 2023

Revenue	$—	$—

Operating expenses
Consulting	—	30,000
Professional	2,500	7,714
Office and administration	2,127	1,685
Research and development	—	1,520
Total operating expenses	4,627	40,919

Loss from operations	(4,627)	(40,919)

Net loss and comprehensive loss	$(4,627)	$(40,919)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,128,380)	$(2,396,179)

Net loss and comprehensive loss	—	—	—	—	(4,627)	(4,627)

Balance, August 31, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,133,007)	$(2,400,806)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

Net loss and comprehensive loss	—	—	—	—	(40,919)	(40,919)

Balance, August 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,069,850)	$(2,337,649)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	August 31, 2024	August 31, 2023

Cash flows from operating activities
Net loss	$(4,627)	$(40,919)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	—	30,000
Increase (decrease) in accounts payable and accrued liabilities	2,231	(2,680)
Cash flows used in operating activities	(2,396)	(13,599)

Cash flows from investing activities	—	—

Cash flows from financing activities
Bank indebtedness	169	—
Advances - loans payable - shareholders	—	10,961
Advances - related party	2,214	3,474
Repayment of advances - related party	—	(487)
Net cash provided by financing activities	2,383	13,948

Net change in cash	(13)	349

Cash, beginning of the period	14	6

Cash, end of the period	$1	$355

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three months ended August 31, 2024 (unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2024 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2024. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2024, the Company incurred a net loss of $4,627 and used cash in operating activities of $2,396, and as of August 31, 2024, had a stockholders’ deficit of $2,400,806 and an accumulated deficit of $5,133,007. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any transaction exchange gains and losses are included in the consolidated statements of operations and comprehensive loss.

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements.”

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2024 and May 31, 2024. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the three months ended August 31, 2024 and 2023, we incurred $0 and $1,520, respectively, in research and development expenses.

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

During the periods ended August 31, 2024 and 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. For the three months ended August 31, 2024 and 2023, we excluded the common stock issuable upon conversion of Convertible Note Payable – Related Party of 10,587,600 shares and 10,587,600 shares, respectively, as their effect would have been anti-dilutive.

Liability for unissued shares

Liability for unissued shares represents funds received in advance for shares hat have not yet been issued

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of August 31, 2024 and May 31, 2024, accounts payable and accrued liabilities – related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $300,000 and $300,000, respectively. During the three months ended August 31, 2024 and year ended May 31, 2024, Tom Zapatinas, earned $0 and $60,000 respectively, for consulting services provided to the Company.

Advances – Related Party

As of August 31, 2024 and May 31, 2024, advances payable due to Tom Zapatinas totaled $79,401 and $77,187, respectively. Advances are non-interest bearing, unsecured and payable on demand. During the three months ended August 31, 2024 and 2023, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $2,214 and $3,474, respectively, in cash and was repaid $0 and $487, respectively, in cash.

Loans Payable – Shareholders

As of August 31, 2024 and May 31, 2024, loans payable - shareholders are $191,330 and $191,330, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the three months ended August 31, 2024 and 2023, the Company advanced $0 and $10,961, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Promissory Note – Related Party

As of August 31, 2024 and May 31, 2024, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable – Related Party

As of August 31, 2024 and May 31, 2024, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on August 31, 2024 and May 31, 2024. Holders of Common Stock have one vote per share of Common Stock held.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2024, together with notes thereto.  As used in this quarterly report, the terms “we,” “us,” “our,” “PreAxia” and the “Company” means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Liquidity and Capital Resources

As of August 31, 2024, PreAxia’s cash balance was $1 compared to $14 as of May 31, 2024.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,400,806 as of August 31, 2024, compared with a working capital deficit of $2,396,179 as of May 31, 2024.

Our net cash used in operating activities for three months ended August 31, 2024 and 2023 is $2,396 and $13,599, respectively. Our net loss for the three months ended August 31, 2024 of $4,627 was the main contributing factor for our negative cash flow offset mainly by increase in accounts payable and accrued liabilities of $2,231.

Our net cash provided by investing activities for the three months ended August 31, 2024 and 2023 is $0 and $0 respectively.

Our net cash (used in) provided by financing activities for the three months ended August 31, 2024 and 2023 is $2,383 and $13,948, respectively, mainly due to advances – loan payable – shareholders and advances -related party.

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

Our working capital (deficit) as of August 31, 2024 and May 31, 2024 is summarized as follows:

Working Capital

	August 31, 2024	May 31, 2024

Current Assets	$1	$14
Current Liabilities	(2,400,807)	(2,396,193)
Working Capital Deficit	$(2,400,806)	$(2,396,179)

The increase in our working capital deficit of $4,627 was primarily due to increases in accounts payable and accrued liabilities of $2,231 and advance – related party of $2,214.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months ended August 31, 2024 and 2023

For the three months ended August 31, 2024 and 2023

Our operating results for the three months ended August 31, 2024 compared to the three months ended August 31, 2023 are described below:

Revenue

During the three months ended August 31, 2024 and 2023, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended August 31, 2024 were $4,627 compared to $40,919 for the three months ended August 31, 2023. The decrease in total expenses of $36,292 for the three months ending August 31, 2024 is due to a decrease in consulting fees of $30,000, decrease in professional fees of $5,214, an increase of $442 in office and administration fees, and a decrease in research and development of $1,520.

Consulting Fees

During the three months ended August 31, 2024 and 2023, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $0 and $30,000, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party. During the period from June 1, 2024 to August 31, 2024, the Company did not accrue compensation to Tom Zapatinas.

Research and Development

Research and development expenses during the three months ended August 31, 2024 was $0, as compared to $1,520 during the three months ended August 31, 2023. The decrease is due to a decrease in software lease expenses from Microsoft.

Wages and Benefits

There were no wages and benefits during the three months ended August 31, 2024 and 2023.

Office and Administration

Office and administration expenses increase by $442 for the three months ended August 31, 2024 due to a decrease in office supply expense and filing fees

Professional Fees

Professional fees during the three months ended August 31, 2024 decreased by $5,214 to $2,500, as compared to $7,714 during the three months ended August 31, 2023. Professional fees decreased due to decrease in costs related to accounting assistance.

Interest Expense

Interest expense is $0 for the three months ended August 31, 2024 and 2023 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2024, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended August 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: November 22, 2024

