Form 10-Q
period 2025-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2025-06-16
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2025

or

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

PO Box 34075 Westbrook PO, 1610-37th Street S.W.Calgary, Alberta T3C 3W2

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

As of June 16, 2025 the registrant had 19,767,698 outstanding shares of Common Stock.

2

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

3

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine-month period ended February 28, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2025.  For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia’s Annual Report on Form 10-K for the year ended May 31, 2024.

Page

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of February 28, 2025 (unaudited) and May 31, 2024	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended February 28, 2025 and February 29, 2024	F-2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended February 28, 2025 and February 29, 2024	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2025 and February 29, 2024	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5

4

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2025	May 31, 2024
	(Unaudited)
ASSETS

Current assets
Cash	$3	$14
Total current assets	3	14

Total assets	$3	$14

LIABILITIES

Current liabilities
Bank indebtedness	$—	$398
Accounts payable and accrued liabilities	175,057	166,909
Accounts payable and accrued liabilities - related party	300,000	300,000
Advances - related party	101,182	77,187
Loans payable - shareholders	191,330	191,330
Liability for unissued shares	134,792	134,792
Promissory note - related party	466,817	466,817
Convertible note payable - related party	1,058,760	1,058,760
Total current liabilities	2,427,938	2,396,193

Total liabilities	2,427,938	2,396,193

Commitments and Contingencies	—	—

STOCKHOLDERS' DEFICIT

Common Stock, $0.001 par value, 75,000,000 shares authorized 19,767,698 shares issued and outstanding	19,768	19,768
Additional paid-in capital	2,655,236	2,655,236
Accumulated other comprehensive income	57,197	57,197
Accumulated deficit	(5,160,136)	(5,128,380)
Total stockholders' deficit	(2,427,935)	(2,396,179)

Total liabilities and stockholders' deficit	$3	$14

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024
(Unaudited)

	Three months ended		Nine months ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

Revenue	$—	$—	$—	$—

Operating expenses
Consulting	—	—	—	60,000
Professional	8,921	3,472	23,704	15,623
Office and administration	4,542	2,902	8,052	13,079
Research and development	—	2,436	—	6,136
Total operating expenses	13,463	8,810	31,756	94,838

Net loss before income tax	(13,463)	(8,810)	(31,756)	(94,838)

Income tax	—	—	—	—

Net loss and comprehensive loss	$(13,463)	$(8,810)	$(31,756)	$(94,838)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	19,767,698	19,767,698	19,767,698	19,767,698

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024
(Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,146,673)	$(2,414,472)

Net loss and comprehensive loss	—	—	—	—	(13,463)	(13,463)

Balance, February 28, 2025	19,767,698	$19,768	$2,655,236	$57,197	$(5,160,136)	$(2,427,935)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,128,380)	$(2,396,179)

Net loss and comprehensive loss	—	—	—	—	(31,756)	(31,756)

Balance, February 28, 2025	19,767,698	$19,768	$2,655,236	$57,197	$(5,160,136)	$(2,427,935)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, November 30, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,114,959)	$(2,382,758)

Net loss and comprehensive loss	—	—	—	—	(8,810)	(8,810)

Balance, February 29, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,123,769)	$(2,391,568)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$57,197	$(5,028,931)	$(2,296,730)

Net loss and comprehensive loss	—	—	—	—	(94,838)	(94,838)

Balance, February 29, 2024	19,767,698	$19,768	$2,655,236	$57,197	$(5,123,769)	$(2,391,568)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTHCARE PAYMENT SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2025 AND FEBRUARY 29, 2024
(Unaudited)

	Nine months ended
	February 28, 2025	February 29, 2024

Cash flows from operating activities
Net loss	$(31,756)	$(94,838)
Change in operating assets and liabilities
Increase in accounts payable and accrued liabilities - related party	—	60,000
Increase in accounts payable and accrued liabilities	8,148	7,585
Advances - related party	24,030	11,764
Repayment of advances - related party	(35)	(1,585)
Cash flows provided by (used in) operating activities	387	(17,074)

Cash flows from investing activities	—	—

Cash flows from financing activities
Bank indebtedness	(398)	—
Advances - loans payable - shareholders	—	18,262
Net cash provided by (used in) financing activities	(398)	18,262

Net change in cash	(11)	1,188

Cash, beginning of the period	14	6

Cash, end of the period	$3	$1,194

Supplemental Disclosure:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Nine months ended February 28, 2025 (unaudited)

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the nine months ended February 28, 2025 and February 29, 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. The balance sheet information as of May 31, 2024 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on October 10, 2024. These financial statements should be read in conjunction with that report.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 28, 2025, the Company incurred a net loss of $31,756 and provided cash from operating activities of $387, and as of February 28, 2025, had a stockholders’ deficit of $2,427,935 and an accumulated deficit of $5,160,136. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company’s consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.
F-5

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2025 and May 31, 2024. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 “Research and Development.” During the nine months ended February 28, 2025 and February 29, 2024, we incurred $0 and $6,136, respectively, in research and development expenses.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, “Research and Development,” FASB ASC 350-40, “Internal-Use Software,” FASB 985-20, “Costs of Computer Software to be Sold, Leased, or Marketed” and FASB ASC 350-50, “Website Development Costs”.

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

During the periods ended February 28, 2025 and February 29, 2024, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. For the nine months ended February 28, 2025 and February 29, 2024, we excluded the common stock issuable upon conversion of Convertible Note Payable – Related Party of 10,587,600 shares and 10,587,600 shares, respectively, as their effect would have been anti-dilutive.

Liability for unissued shares

Liability for unissued shares represents funds received in advance for shares that have not yet been issued.

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

Note 4 – Related Party Transactions

Accounts Payable and Accrued Liabilities - Related Party

As of February 28, 2025 and May 31, 2024, accounts payable and accrued liabilities – related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $300,000 and $300,000, respectively. During the nine months ended February 28, 2025 and February 29, 2024, Tom Zapatinas, earned $0 and $60,000, respectively, for consulting services provided to the Company.

Advances – Related Party

As of February 28, 2025 and May 31, 2024, advances payable due to Tom Zapatinas totaled $101,182 and $77,187, respectively. Advances are non-interest bearing, unsecured and payable on demand. During the nine months ended February 28, 2025 and February 29, 2024, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $24,030 and $11,764, respectively, in cash and was repaid $35 and $1,585 respectively, in cash.

Loans Payable – Shareholders

 As of February 28, 2025 and May 31, 2024, loans payable - shareholders are $191,330 and $191,330, respectively. Loans payable – shareholders are unsecured, non-interest bearing and due on demand. During the nine months ended February 28, 2025 and February 29, 2024, the Company was advanced $0 and $18,262, respectively, and did not repay any of the advanced amounts during either comparable period.

 Promissory Note – Related Party

As of February 28, 2025 and May 31, 2024, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable – Related Party

As of February 28, 2025 and May 31, 2024, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 5 – Stockholders’ Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on February 28, 2025 and May 31, 2024. Holders of Common Stock have one vote per share of Common Stock held.

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

Liquidity and Capital Resources

As of February 28, 2025, PreAxia’s cash balance was $3 compared to $14 as of May 31, 2024.  Our Company will be required to raise capital to fund our operations.  PreAxia had a working capital deficit of $2,427,935 as of February 28, 2025, compared with a working capital deficit of $2,396,179 as of May 31, 2024.

Our net cash provided by (used in) operating activities for the nine months ended February 28, 2025 and February 29, 2024 is $387 and ($17,074), respectively. Our net loss for the nine months ended February 28, 2025 of $31,756 was primarily offset by the Advances - related party of $24,030 to show a cash provided by operating activities of $387. Our net loss for the nine months ended February 29, 2024 of $94,838 was primary offset by the increase in accounts payable and accrued liabilities – related party of $60,000 to show a cash used in operating activities of $17,074.

Our net cash provided by investing activities for the nine months ended February 28, 2025 and February 29, 2024 is $0 and $0 respectively.

Our net cash (used in) provided by financing activities for the nine months ended February 28, 2025 and February 29, 2024 is ($398) and $18,262, respectively, mainly due to advances – loan payable – shareholders.

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

Our working capital (deficit) as of February 28, 2025 and May 31, 2024 is summarized as follows:

Working Capital

	February 28, 2025	May 31, 2024

Current Assets	$3	$14
Current Liabilities	(2,427,938)	(2,396,193)
Working Capital Deficit	$(2,427,935)	$(2,396,179)

The increase in our working capital deficit of $31,756 was primarily due to an increase in accounts payable and accrued liabilities of $8,148 and an increase in advance – related party of $23,995.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations – Three Months ended February 28, 2025 and February 29, 2024

For the three months ended February 28, 2025 and February 29, 2024

Our operating results for the three months ended February 28, 2025 compared to the three months ended February 29, 2024 are described below:

Revenue

During the three months ended February 28, 2025 and February 29, 2024, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the three months ended February 28, 2025 were $13,463 compared to $8,810 for the three months ended February 29, 2024. The increase in total expenses of $4,653 for the three months ending February 28, 2025 is due to an increase in professional expense of $5,449, an increase of $1,640 in office and administration fees, and a decrease in research and development of $2,436.

Research and Development

Research and development expenses during the three months ended February 28, 2025 was $0, as compared to $2,436 during the three months ended February 29, 2024. The decrease is due to a decrease in software lease expenses from Microsoft.

Office and Administration

Office and administration expenses increased by $1,640 for the three months ended February 28, 2025 due to an increase in office supply expense and filing fees.

Professional Fees

Professional fees during the three months ended February 28, 2025 increased by $5,449 to $8,921, as compared to $3,472 during the three months ended February 29, 2024. Professional fees increased due the annual financial statement audit being completed in the second quarter of fiscal 2025. Typically, the audit is completed in the first quarter.

Interest Expense

Interest expense is $0 for the three months ended February 28, 2025 and February 29, 2024 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

Results of Operations – Nine months ended February 28, 2025 and February 29, 2024

For the nine months ended February 28, 2025 and February 29, 2024

Our operating results for the nine months ended February 28, 2025 compared to the nine months ended February 29, 2024 are described below:

Revenue

During the nine months ended February 28, 2025 and February 29, 2024, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the nine months ended February 28, 2025 were $31,756 compared to $94,838 for the nine months ended February 29, 2024. The decrease in total expenses of $63,082 for the nine months ending February 28, 2025 is due to a decrease in consulting fees of $60,000, a decrease of $5,027 in office and administration fees, and a decrease in research and development of $6,136 which was partially offset by an increase in professional expense of $8,081.

Consulting Fees

During the nine months ended February 28, 2025 and February 29, 2024, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $0 and $60,000, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities – related party. During the period from June 1, 2024 to February 28, 2025, the Company did not accrue compensation to Tom Zapatinas.

Research and Development

Research and development expenses during the nine months ended February 28, 2025 was $0, as compared to $6,136 during the nine months ended February 29, 2024. The decrease is due to a decrease in software lease expenses from Microsoft.

 Office and Administration

Office and administration expenses decreased by $5,027 for the nine months ended February 28, 2025 due to a decrease in office supply expense and filing fees.

Professional Fees

Professional fees during the nine months ended February 28, 2025 increased by $8,081 to $23,704, as compared to $15,623 during the nine months ended February 29, 2024. Professional fees increased due an increase in audit fees.

Interest Expense

Interest expense is $0 for the nine months ended February 28, 2025 and February 29, 2024 because accounts payable and accrued liabilities – related party, convertible note payable – related party and loans payable – shareholders are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2025, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: June 16, 2025

