Form 10-K
period 2025-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2025-09-12
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2025

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

PO Box 368, Dunedin FL 34697-0368

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Approximately $494,059 on November 30, 2024.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

53,824,000 shares of common stock as of August 31, 2025

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Notice: This filing has not been audited or reviewed by a PCAOB Registered Accounting firm. As soon as an audit for the financial statements has been completed, we will file an amendment to include the audit report.

2

PART I

FORWARD-LOOKING STATEMENTS.

This annual report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "intend," "expect,", "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, including uncertainties and other factors, which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. These risks and uncertainties include: a continued downturn in international economic conditions; any adverse occurrence with respect to the development or marketing of our product; any adverse occurrence with respect to any of our licensing agreements; our ability to successfully bring products to market; product development or other initiatives by our competitors; fluctuations in the availability and cost of materials required to produce our products; any adverse occurrence with respect to distribution of our products; potential negative financial impact from claims, lawsuits and other legal proceedings or challenges; and other factors beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report, the terms "we," "us," "our," the "Corporation," and "PreAxia" mean PreAxia Health Care Payment Systems Inc. and our and its wholly owned subsidiaries (i) PreAxia Health Care Payment Systems Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 (ii) PreAxia Canada Inc., incorporated pursuant to the laws of the Province of Alberta on January 28, 2008 and (iii) PreAxia Health Care Payment Ltd., incorporated pursuant to the laws of the Province of Alberta on November 26, 2015 (collectively, the "Subsidiaries"), unless the context clearly requires otherwise. Unless otherwise stated, "$" refers to United States dollars.

ITEM 1. BUSINESS

Corporate Overview

PreAxia Health Care Payment Systems Inc. (the "Company" or "PreAxia") was incorporated on April 3, 2000, in the State of Nevada.

The Company primarily undertakes its operations through its wholly owned subsidiary, PreAxia Health Care Payment Limited ("PreAxia Payment"). PreAxia Payment was incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

On May 23, 2025, the Company created a wholly owned subsidiary in Alberta Canada, named Zane Inc. CA. This subsidiary will develop and market the personal financial management products and perfect the health care payment processing services. Zane Inc had no operations before June 30, 2025.

General Overview

PreAxia Payment is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts ("HSA"). There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $123.3 billion in assets in 2024 and 34.7 million consumers in 2023, an increase of more than 18% of assets over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

Description of Health Spending Account ("HSA")

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

Over time, the Company will evaluate opportunities for forms of virtual banking and PayPal-type services. One opportunity seen as particularly relevant to the health care market is to offer instant issuing services that enable corporations to issue and fund Pre-Paid lnterac or credit card services to beneficiaries in real time. If implemented, the beneficiary will most likely select a personal identification number ("PIN") using a PIN and card activation terminal, thus gaining instant access to funds that can be reloaded. This consideration would require development of software systems for the issuing of health payment cards and financial transaction processing services that would be fully managed by a data center.

Matching consumers in need of health care products or services with providers is another area PreAxia intends to evaluate. Consumers managing their health care dollars through an online system will find convenience in seeking out health care professionals and services through the same system.

Description of personal financial products

Our new subsidiaries, Zane Inc CA and Zane US Inc., will concentrate on developing and marketing personal financial tools. Zane's product philosophy centers on a fundamental belief: everyone deserves access to genius level financial guidance. Zane is building the financial operating system for Generation Z - an AI-powered super-app that not only tracks money but also actively and automatically manages it. We're creating what we call a "personal AI-banker in your pocket" - a revolutionary platform that combines the entire world's banking and financial knowledge with an intimate understanding of each user's unique situation, goals, and needs.

The platform centers around three breakthrough innovations:

1.	High-Interest Super Account (HISA): Eliminates boundaries between checking, savings, and investment accounts, allowing every dollar to grow at a 10% APY average while remaining instantly accessible
2.	Smart Debit Card: Enforces daily spending limits based on predictive budgeting, making overspending physically impossible while building credit automatically
3.	MoneyNet: A distributed financial network monitors all user accounts across every institution, automatically orchestrating fund movements to prevent overdrafts, maximize returns, and minimize fees

Distribution Methods and Marketing Strategy

PreAxia and Zane operate on a Cloud Computing Platforms that makes it accessible to anyone with a personal computer and Internet access. The preliminary market for PreAxia's HSA Management Solution is small and medium sized companies that are not currently well served by the current group benefits model. The financial benefits of the PreAxia business model, however, are also relevant to larger employers and we believe that these larger employers will migrate to the PreAxia product over time.

PreAxia's marketing strategy is to promote its existing platform direct to consumers and businesses, and to the groups that most need access to its independent brokers, financial advisors and small to medium sized businesses. Brokers should see PreAxia as a superior method of promoting and supporting HSAs that allow them to earn above average commission rates on invested funds. Financial advisors should see PreAxia in a similar way as brokers except that there is the additional benefit of tax reduction. Small to medium sized businesses, which are expected to drive the growth in business, should see PreAxia as offering financial savings to the company and to employees by offering personal health care benefits through an HSA, along with the same conveniences they have come to expect from other services they currently utilize over the Internet. It is expected that the group benefits market will subsequently follow as they too realize the advantages of PreAxia over their current HSA offerings. PreAxia has begun and will continue to seek opportunities with lead customers and alliance partners to establish reference-able, high-profile implementations and market-leading, early-adopter firms for further developing innovative products and services. The Company intends to design solutions targeted towards corporate financial management, financial risk, audit management and cash management while targeting product/service management as a support to financial management.

PreAxia and Zane operate as a financial technology company structured to navigate the complex regulatory landscape while maintaining agility to innovate rapidly. We're establishing dual headquarters to serve our primary markets effectively, with technology development centered in Calgary, Canada, and regulatory operations managed from major financial centers in both the United States and Canada.

PreAxia intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, through market specific channel partners and through an education based public relations strategy geared to the small to mid- sized employers including the brokers and financial advisors utilized by these businesses. The channel strategy is supported in the solution design, as multiple channel partners may require custom pricing and compensation.

PreAxia intends to establish several key customer reference accounts, channel marketing partners and technology alliances. These corporate relationships are relevant to advancing our company's goals in 2025 and beyond for achieving a prime position in the Canadian marketplace and establishing a solid service foundation.

Competitive Business Conditions and our Company's Competitive Position in the Industry and Methods of Competition

PreAxia intends to offer a combination of products and services in its solution. However, there are other providers of components or versions of the Health Spending Accounts in the marketplace. Our approach is to provide a high value added and robust capability within specific target markets, rather than the "one size fits all" and mass volume approach of the larger companies in the Canadian and international market. This is consistent with the PreAxia platform which has been designed for expansion in the United States and internationally. The following are some of the leading providers of products and services that are or may be potential competitors in PreAxia's target markets:

•              Benecaid has become a leading provider of Health Spending Accounts in Canada by offering an easy-to-understand product through brokers and also directly through the company.

•              Olympia Benefits has become a leading provider of Health Spending Accounts in Canada by offering a "Cost Plus" version of HSAs that has become popular in the marketplace.

•              QuickCard is a provider of Health Spending Accounts and group insurance products. They are partially differentiated from competitors by virtue of a "credit type card" that is used to pay for qualified health products and services.

•              Zelle offers mobile internet money management.

US and International Markets

PreAxia- Zane occupies a unique position in the fintech ecosystem, best understood not as a competitor to existing players but as a new category entirely. We're not building a better budgeting app - we're eliminating the need for budgeting by giving users a personal AI banker that handles it automatically. We're not creating another digital bank - we're making traditional banking boundaries irrelevant through an AI advisor that orchestrates across all institutions. This positioning allows us to partner with, rather than compete against, many existing players. Universities see us as a tool to improve student retention by giving every student a personal financial advisor. Employers view us as an employee benefit that provides each worker with genius-level financial guidance at virtually no cost to the company. Even traditional banks will eventually see us as a path to remain relevant to the younger customers they're currently losing. Our long-term vision extends beyond personal finance into the broader economic ecosystem. By aggregating transaction-level data across millions of users, we'll possess unprecedented insights into consumer behavior, enabling us to offer predictive analytics to retailers, manufacturers, and service providers. This creates a virtuous cycle where our B2B revenue streams subsidize free services for consumers while our consumer growth drives more valuable B2B insights.

Intellectual Property and Patent Protection

At present, PreAxia-Zane does not have any pending or registered patents or any trademarks.

Research and Development

For the year ended May 31, 2025, and 2024, we incurred $0 and $5,632 in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2025 and 2025 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

ITEM lA. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM lB. UNRESOLVED STAFF COMMENTS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2025, and 2024.

Quarter Ended	High	Low
05/31/2025	$0.057	$0.057
02/28/2025	$0.057	$0.057
11/30/2024	$0.057	$0.057
08/31/2024	$0.057	$0.0565
05/31/2024	$0.057	$0.057
02/28/2024	$0.057	$0.057
11/30/2023	$0.057	$0.057
08/31/2023	$0.057	$0.0565

Holders of Our Common Stock

As of August 31, 2025, there were 92 holders of record of our common stock and 43,024,000 shares of common stock outstanding and 10,800,000 in treasury stock pending vesting. There is currently only one class of common stock with one vote per share.

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

Equity Compensation Plans

We adopted and approved our current stock option plan on January 28, 2010. This plan was re-affirmed in July 2025 for 2,400,000 stock options. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	None	NIA	2,400,000
Equity compensation plans not approved by security holders	None	NIA	None
Total	None	NIA	2,400,000

Recent Sales of Unregistered Securities

We have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form I 0-Q or in a current report on Form 8-K during the fiscal year ended May 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2025, or 2024.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

Corporate Overview

PreAxia Health Care Payment Systems Inc. (the "Company" or "PreAxia") was incorporated on April 3, 2000 in the State of Nevada.

The Company primarily undertakes its operations through its wholly owned subsidiary, PreAxia Health Care Payment Limited ("PreAxia Payment"). PreAxia Payment was incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

General Overview

PreAxia Payment is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging health payment market, specifically the opportunities tied to the growth of health spending accounts ("HSA''). There is a rapid shift in healthcare traditional payment models to consumer-directed healthcare that is creating significant opportunities for financial services and insurance industries to deliver new dynamic products to this emerging market.

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment solutions and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $123.3 billion in assets in 2023 and 37.4 million consumers in 2023, an increase of more than I 8% of assets over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

Plan of Operation

Over the next twelve months, we plan to:

(a)                           Raise additional capital to execute our previous and new business plans;

(b)                          Develop a suite of personal financial management applications and websites,

(c)                           Penetrate the United States and Canadian markets, by continuing to develop innovative financial processing products and services;

(d)                          Build up a network of strategic alliances with several types of banking and insurance companies, governments and other alliances in various vertical markets, and;

(e)                           Fill the positions of senior management sales, administrative and engineering positions.

Liquidity and Capital Resources

As of May 31, 2025, PreAxia's cash balance was $0 compared to $14 as of May 31, 2024. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of $2,342,041 as of May 31, 2025, compared with a working capital deficit of $2,396,179 as of May 31, 2024.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. We will not initially have any cash flow from operating activities as we are in the startup stage. We project that we will require an estimated $1,500,000 over the next twelve-month period to pay our arms-length creditors approximately $200,000 plus an additional $1,300,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

The decrease in our working capital deficit of $54,152 was primarily due to decreases in accounts payable of ($59,506), officer compensation accrual of $100,000, settlement of ($134,794) in liabilities for unissued shares, and loans payable - shareholders of $40,536.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations - Years ended May 31, 2025, and 2024

For the years ended May 31, 2025, and 2024

Our operating results for the years ended May 31, 2025, compared to the years ended May 31, 2024, are described below:

Revenue

During the years ended May 31, 2025, and 2024, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the year ended May 31, 2025, were $152,124 compared to $99,44 for the year ended May 31, 2024. The increase in total expenses of $52,675 for the year ending May 31, 2025, is due to an increase in consulting fees of $40,000, increase in professional fees of $28,824, a decrease of ($10,517) in office and administration fees, and a decrease in research and development of ($5,632).

Consulting Fees

During each of the years ended May 31, 2025, and 2024, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $100,000 and $60,000, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities - related party. During the period from June 1, 2024, to May 31, 2025, the Company did not accrue compensation to Tom Zapatinas.

Research and Development

Research and development expenses during the year ended May 31, 2025, decreased by $5,632 to $0, as compared to $5,632 during the year ended May 31, 2024. The decrease is due to a decrease in software lease expenses from Microsoft.

Wages and Benefits

There were no wages and benefits during the years ended May 31, 2025, and 2024.

Professional Fees

Professional fees during the year ended May 31, 2025, increased by $28.824 to $47,478, as compared to $18,654 during the year ended May 31, 2024. Professional fees increased due to an increase in costs related to the audit.

Interest Expense

Interest expense is $0 for the years ended May 31, 2025, and 2024, because accounts payable and accrued liabilities - related party, convertible note payable - related party and loans payable - shareholders are non-interest bearing.

Gain on settlement

The Company recorded a $70,114 gain on the settlement of old accounts payable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Balance Sheets	F-1

Consolidated Statements of Operations and Comprehensive Loss	F-2

Consolidated Statements of Changes in Stockholders’ Deficit	F-3

Consolidated Statements of Cash Flows	F-4

Notes to Consolidated Financial Statements	F-5 to F-11

Notice: This filing has not been audited or reviewed by a PCAOB Registered Accounting firm. As soon as an audit for the financial statements has been completed, we will file an amendment to include the audit report.

PreAxia Health Care Payment Solutions Inc
Consolidated Balance Sheets
As of May 31, 2025 and 2024 (Not audited or reviewed)

	May 31, 2025	May 31, 2024
Assets
Current assets
Cash and cash equivalents	$—	$14
	—	14

Property and equipment, net	—	—
Total assets	$—	$14

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accruals	$43,681	$95,301
Accruals and other current liabilities	468,726	71,609
Related party loans	1,829,623	2,228,885
Bank indebtedness	10	398
	2,342,041	2,396,193

	2,342,041	2,396,193

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,19,767,698 issued and outstanding on May 31, 2025, and 2024, respectively	19,768	19,768
Additional paid in capital	2,782,203	2,655,236
Stock subscription	7,825	—
Accumulated deficit	(5,210,390)	(5,128,380)
Accumulated other comprehensive income	58,553	57,197
Total shareholders' deficit	(2,342,041)	(2,396,179)

Total liabilities and shareholders' deficit	$—	$14

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Solutions Inc
Consolidated Statements of Operations
Years Ended May 31, 2025, and 2024

(Not audited or reviewed)

	Year Ended May 31, 2025	Year Ended May 31, 2024
Revenues	$—	$—

General and administrative expenses
Labor and management	100,000	60,000
Professional fees	47,478	18,654
General and administration	4,646	15,163
Research and development	—	5,632
	152,124	99,449

Operating loss	(152,124)	(99,449)

Gain on settlement	(70,114)	—
Ordinary loss before income taxes	(82,010)	(99,449)

Other comprehensive income	1,356	—
Less Income tax expense	—	—
Net loss	$(53,687)	$(99,449)

Weighted average shares	19,767,698	19,767,698
Earnings per share – basic and diluted	$(0.00)	$(0.01)

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Solutions Inc
Consolidated Statement of Changes in Members' and Shareholders’ Deficit
Years Ended May 31, 2025, and 2024 (Not audited or reviewed)

	Number of shares	Common stock	Additional Paid in Capital	Subscriptions for Stock to be issued	Other Comprehensive Income	Accumulated deficit	Total
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,028,931)	$(2,296,730)
Net loss		—	—	—	—	(99,449)	(99,449)
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,128,380)	$(2,396,179)

Settlement on debt	—	—	126,967	—	—	—	126,967
Stock to be issued	—	—	—	7,825	—	—	7,825
Net loss	—	—	—	—	1,356	(82,010)	(80,654)
Balance, May 31, 2025	19,767,698	$19,768	$2,782,203	$7,825	$58,553	$(5,210,390)	$(2,342,041)

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Solutions Inc
Consolidated Statement of Cash Flows
Years Ended May 31, 2025 and 2024 (Not audited or reviewed)

	Year Ended May 31, 2025	Year Ended May 31, 2024
Cash used in Operating activities
Net loss	$(80,654)	$(99,449)
Less comprehensive income	(1,356)	—
Ordinary loss	(82,010)	(99,449)
Items not affecting cash:
Loss on settlement of debt	(70,114)	—
Changes in non-cash working capital:
Accounts payable	10,608	8,561
Other current liabilities	100,000	60,000
Net cash flows from operating activities	(41,516)	(30,888)

Investing activities
Net cash flows from investing activities	—	—

Financing activities
Bank overdrafts	(388)	398
Proceeds from related parties	30,534	32,156
Repayments to related parties	(97,825)	(1,658)
Stock subscriptions	7,825	—
Proceeds from sale of stock	100,000	—
Net cash flows from financing activities	40,146	30,896

Foreign currency change	1,356	—

Increase (decrease) in cash during the year	(14)	8
Cash, beginning of the period	14	6
Cash, end of the period	$—	$14

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2025 and 2024

Unaudited
(Not audited or reviewed)

Note 1 - Organization and Description of Business

PreAxia Health Care Payment Systems Inc. (the "Company" or "PreAxia") was incorporated on April 3, 2000, in the State of Nevada. On May 31, 2005, the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. ("Tiempo") in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001. The Company had no operations prior to the date of the aforementioned acquisition.

The business objective of the Company is the development, distribution, marketing and sale of health care payment processing services and personal financial management applications, websites, and products. The Company’s products are in the development stage.

The operations of the Company are expected to be primarily undertaken by its wholly owned subsidiary, PreAxia Health Care Payment Ltd. ("PreAxia Payment"), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015.

On May 23, 2025, the Company created a wholly owned subsidiary in Alberta Canada, named Zane Inc. CA. This subsidiary will develop and market the personal financial management products and perfect the health care payment processing services. Zane Inc had no operations before June 30, 2025.

Note 2 - Summary of Significant Accounting Policies

This summary of significant accounting policies of the Company is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements, which are stated in U.S. Dollars.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., and (ii) Zane Inc CA, All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2025, the Company incurred a net loss of $80,654 and used cash in operating activities of $41,516, and as of May 31, 2025, had a stockholders' deficit of $2,342,041 and an accumulated deficit of $5,210,390. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and to ultimately achieve profitable operations. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company's officers or principal shareholders are committed to making advances or loans to pay certain legal, accounting, and administrative costs.

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

Use of Estimates

The preparation of the Company's consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Subsidiaries is the Canadian dollar. Assets and liabilities in the accompanying consolidated financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders' deficit.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)                   assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3860 Canadian Dollars (May 31, 2025), 1.00 USD Dollar=0.7408 GBP, and 1.00 US Dollar=l.3643 Canadian Dollars (May 31, 2024), 1.00 USD Dollar=0. 7852 GBP;

ii)                  income and expenses are translated at average exchange rates for the year ended May 31, 2025 of 1.00 US Dollar= 1.3957 Canadian Dollars and 1.00 US Dollar= 1.3515 Canadian Dollars (May 31, 2024);

iii)                all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the year ended May 31, 2025, and 2024 were $1,356 and $0, respectively.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

□                 Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

□                 Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

□                 Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2025, and 2024. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the years ended May 31, 2025, and 2024, we incurred $0 and $5,632, respectively, in research and development expenses.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, "Research and Development," FASB ASC 350-40, "Internal-Use Software," FASB 985-20, "Costs of Computer Software to be Sold, Leased, or Marketed" and FASB ASC 350-50, "Website Development Costs"

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, has been charged to operations in the period incurred as research and development costs. Additionally, costs incurred after determination of readiness for market have been expensed as research and development.

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

Revenue Recognition

In accordance with ASC 606, "Revenue from Contracts with Customers," revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods or services. ASC 606 requires us to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, we satisfy the performance obligation.

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

The Company provides administrative services for Health Spending Accounts sponsored by employers (the "customer"). The Company does not take possession of goods or control the services provided as the employees of the customer are free to determine their health care provider. As such, the Company records revenue net of reimbursements to employees. The Company's services to the customer consist of reviewing medical costs for eligibility and reimbursing employees for eligible costs.

During the years ended May 3l, 2025 and 2024, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to be reversed. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company follows section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25") with regards to uncertain income tax positions. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share". Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. On May 31, 2025 and 2024, we excluded the common stock issuable upon conversion of Convertible Note Payable - Related Party of I0,587,600 shares and l 0,587,600 shares, respectively, as their effect would have been anti-dilutive.

Note 3 - Recent Accounting Pronouncements

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

Segment reporting pronouncement from November 2023 are included in these statements. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended May 31, 2025, that are of significance or potential significance to the Company.

Note 4 – Property and equipment, net

The Company has recorded the following Property and Equipment:

	May 31, 2025	May 31, 2024

Software acquisition costs	$102,151	$102,151
Less accumulated depreciation	(102,151)	(102,151)

Net Property and equipment	$—	$—

Depreciation expense recorded for the years ended May 31, 2025 and 2024 were $0 and $0, respectively.

Note 5 - Related Party Transactions

As of May 31, 2025, and 2024, accounts payable and accrued liabilities - related party due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $400,000 and $300,000, respectively. During the years ended May 31, 2025, and 2024, Tom Zapatinas, earned $100,000 and $60,000, respectively, for consulting services provided to the Company.

Advances - Related Party

As of May 31, 2025, and 2024, advances payable due to Tom Zapatinas totaled $102,716 and $72,182, respectively. Advances are non-interest-bearing, unsecured and payable on demand. During the years ended May 31, 2025, and 2024, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $30,108 and $22,156, respectively, in cash and was repaid $0 and $1,658, respectively, in cash.

Loans Payable - Shareholders

As of May 31, 2025, and 2024, loans payable - shareholders are $191,330 and $191,330, respectively. Loans payable - shareholders are unsecured, non-interest bearing and due on demand. During the years ended May 31, 2025, and 2024, the Company advanced $0 and $18,263, respectively, in cash, and was repaid $0 and $0, respectively, in cash.

Liability for unissued shares

As of May 31, 2025, and 2024, the liability for unissued shares totaled $0 and $134,792, respectively. The stock associated with this liability had been issued previously at par. As of May 31, 2025, this liability was settled by applying $100,000 to paid in capital and recognizing a $26,967 gain on settlement. The remaining $7,825 was reclassified as Stock Subscriptions in the Equity section, pending issuance of 20,000 shares.

Promissory Note - Related Party

As of May 31, 2025, and 2024, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand.

Convertible Note Payable - Related Party

As of May 31, 2025, and 2024, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 6 - Income Taxes

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2025, or 2024, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2025, or, 2024. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2024 and 2023. All tax years since inception remains open for examination only by taxing authorities of US Federal, Canadian, and state of Nevada.

Since the US tax rate is higher than the effective Canadian tax rate, and the US tax code contains provisions for a foreign tax credit to avoid double taxation, the Company is using the US corporate tax rate as the effective tax rate for all income.

The components of the Company’s deferred tax assets and reconciliation of income taxes computed at the new federal, Canadian, and state statutory rate of 21.0% to the income tax amount recorded as of May 31, 2025, and 2024, are as follows:

	May 31, 2025	May 31, 2024
Accumulated loss	$5,210,390	$5.125.380
Book tax differences – stock-based comp	(400,000)	(300,000)
Net operating loss and carryforwards	$4,810,390	$4,828,381
Effective tax rate - US	21.0%	21.0%
Deferred tax asset, rounded	1,010,200	1,014,000
Less: Valuation allowance, rounded	(1,010,200)	(1,014,000)
Net deferred asset	$—	$—

During the years ended May 31, 2025, and 2024, the change in valuation allowance was a decrease of ($3,800) in 2025 and an increase of $8,300 in 2024.

Note 7 - Stockholders' Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on May 31, 2025, and 2024. Holders of Common Stock have one vote per share of Common Stock held.

Note 8 - Contingencies and Commitments

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

The Company does not have long-term commitments for equipment purchases or leases. The Company presently operates from remote employment sites.

Note 9 - Segment reporting

FASB ASU 2023-7 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation.

The Company was established to develop Health Savings Account software. During the fiscal year ended May 31, 2025. management continued to work exclusively to develop this software and implement a sales program.

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued.

On June 30, 2025, the CEO converted USD $1,525,577 in convertible debt to common stock at $0.10 per share.

In June 2025, the Company signed a Contractor agreement with INARE, Inc, an Alberta CA company, for the services of Pavel Bondarev to run two (2) subsidiaries and develop new technologies and products for stock and management fees. Pavel Bondarev was also added to the Board of Directors of PreAxia. The Company issued 16,5,000 shares of common stock for the contract at $0.10 per share.

In June 2025, 1.500,000 shares of stock were issued for services at $0.10 per share.

In June 2025, the Company reestablished a 2025 Stock Plan for 2.400,000 stock options.

In August 2025, the Company received $200,000 from the sale of 800,000 shares of common stock in a private placement and issued 400,000 shares of common stock for debt and services in the amount of $100,000.

In September 2025, the Company established a new subsidiary, Zane Inc US, to market mobile banking and personal finance management platforms in the United States. Pavel Bondarev will run both Zane subsidiaries.

In September 2025, the Board of Directors decided to start doing business as PreAxia-Zane Financial.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2025, the disclosure controls and procedures were not effective. The ineffectiveness of our Company's disclosure controls and procedures was due to the existence of material weaknesses identified below.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules l 3a- l 5(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our company's internal control over financial reporting as of May 31, 2025. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2025, our Company's internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•                     We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and

•                     We failed to file our corporate tax returns for 2008 through 2025.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal year ended May 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-l trading arrangements or non-Rule 10b5-l trading arrangements.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following individuals serves as the director and executive officers of our Company. All directors of our Company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position	Age	Date First Elected
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	70	Director January 2007 Officer January 2009
Paul Verberne	Director	59	Director June 2018
Pavel Bondarev	Director		Director June 2025

Significant Employees

There are no family relationships between or among our directors or executive officers.

Business Experience

Tom Zapatinas, President, Secretary, Chief Executive Officer; Chief Financial Officer and a director

Tom Zapatinas has been a director of our Company since January 9, 2007, and the president, secretary, chief executive officer and chief financial officer of our company since January 25, 2008. Mr. Zapatinas has been a self-employed business consultant since August 1997. In June of 1998, Mr. Zapatinas founded Prolific Smart Card Software Systems Inc. which became a reporting issuer on the TSX Venture Exchange in Canada. Mr. Zapatinas resigned from Prolific on May 29, 2001, to go back to his consulting practice. He has experience in financing, corporate development and mergers and acquisitions.

Mr. Zapatinas is not an officer or director of any other reporting company that files annual, quarterly or periodic reports with the United States Securities and Exchange Commission.

We believe Mr. Zapatinas is qualified to serve on our board of directors because of his knowledge of our company's history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Paul Verberne, member of the Board of Directors

Mr. Verberne has been involved in the Healthcare Spending Account (HSA) industry since 2004, when he became counsel for HSA Bank (a division of Webster Bank). He provided legal and business expertise focused on tax favored benefit accounts, helping HSA Bank grow from $8 million in HSA deposits to over $800 million in six years. HSA Bank is now a leading HSA provider in the USA with over $5 billion in assets. Mr. Verberne was also general counsel to the American Banker's Association HSA Council and Tango Health, a leading benefits optimization solutions provider. He is currently a principal in HSA Consulting Services, LLC, which provides training and expertise to the HSA industry, and a partner in Verberne & Maldonado LLP in Houston, a law firm concentrating in business law. He received his B.A. in Liberal Arts Hi(Economics/Psychology) from the University of Texas (Austin) and a Juris Doctorate from University of Houston Law Center. Mr. Verberne will be providing strategic advice and guidance to PreAxia as it develops, rolls out and expands its HSA Management Solution throughout Canada and the USA.

Pavel Bondarev, member of the Board of Directors

Pavel Bondarev is a dynamic and visionary executive with 15+ years of global experience leading Al, Data Science, Business Intelligence, and Digital Strategy across banking & financial services, telecom, Saas, and emerging technologies. Proven track record in building and scaling high performing teams, creating award-winning innovation, and delivering over $ZOOM in measurable business impact through AI and analytics platforms. Recognized by the British Royal Society, the Russian Academy of Science, the Swiss and German National Research Foundations, and CBC's Dragon's Den. Extensive board-level exposure in startup and corporate environments, with deep knowledge of technology commercialization, digital transformation, and customer-centric strategy. He has a degree in Mechanical Engineering, postgraduate work at the University of Westminster, UK and a PhD in Applied Mathematics & Computer Science from Southern Federal University, Russia.

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

5.                       being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section l(a) (29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

The Corporation is a "venture issuer" as defined in National Instrument 52-110 and is relying on the exemption contained in Section 6.1 of National Instrument 52-110, which exempts the Corporation from the requirements of Part 3 (Composition of the Audit Committee) and Part 5 (Reporting Obligations) of National Instrument 52-110.

The Audit Committee's Charter

Mandate

The primary function of the audit committee (the "Committee") is to assist the Board of Directors in fulfilling its financial oversight responsibilities by reviewing the financial reports and other financial information provided by the Corporation to regulatory authorities and shareholders, the Corporation's systems of internal controls regarding finance and accounting and the Corporation's auditing, accounting and financial reporting processes. Consistent with this function, the Committee will encourage continuous improvement of, and should foster adherence to, the Corporation's policies, procedures and practices at all levels. The Committee's primary duties and responsibilities are to:

•                Serve as an independent and objective party to monitor the Corporation's financial reporting and internal control system and review the Corporation's financial statements.

•                Review and appraise the performance of the Corporation's external auditors.

•                Provide an open avenue of communication among the Corporation's auditors, financial and senior management and the Board of Directors.

Composition

The Committee shall be comprised of two directors as determined by the Board of Directors, whom shall be free from any relationship that, in the opinion of the Board of Directors, would interfere with the exercise of his or her independent judgment as a member of the Committee.

The members of the Committee shall be elected by the Board of Directors at its first meeting following the annual shareholders' meeting. Unless a Chair is elected by the full Board of Directors, the members of the Committee may designate a Chair by a majority vote of the full Committee membership.

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

(b)            Review the Corporation's financial statements, MD&A and any reports or other financial information (including quarterly financial statements), which are submitted to any governmental body, or to the public, including any certification, report, opinion, or review rendered by the external auditors.

External Auditors

(a)            Review annually the performance of the external auditors who shall be ultimately accountable to the Board of Directors and the Committee as representatives of the shareholders of the Corporation.

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

(f)            At each meeting, consult with the external auditors, without the presence of management, about the quality of the Corporation's accounting principles, internal controls and the completeness and accuracy of the Corporation's financial statements.

(g)            Review with management and the external auditors the audit plan for the year-end financial statements and intended template for such statements.

(h)            Review and pre-approve all audit and audit related services and the fees and other compensation related thereto, and any non-audit services, provided by the Corporation's external auditors. The pre-approval requirement is waived with respect to the provision of non-audit services if,:

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

Financial Reporting Processes

(a)            In consultation with the external auditors, review with management the integrity of the Corporation's financial reporting process, both internal and external.

(b)            Consider the external auditors' judgments about the quality and appropriateness of the Corporation's accounting principles as applied in its financial reporting.

(c)            Consider and approve, if appropriate, changes to the Corporation's auditing and accounting principles and practices as suggested by the external auditors and management.

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

(i)          Review certification process.

Other

Review any related-party transactions.

Members of the Audit Committee

Name	Independence	Financially Literate

Tom Zapatinas	Not Independent	CEO, CFO for over 30 years
Paul Verberne	Independent	Corporate Lawyer

CORPORATE GOVERNANCE

Corporate Governance relates to the activities of the Board of Directors. National Policy 58-201 establishes corporate governance guidelines which apply to all public companies. The Corporation has reviewed its own corporate governance practices in light of these guidelines. In certain cases, the Corporation's practices comply with the guidelines, however, the Board considers that some of the guidelines are not suitable for the Corporation at its current stage of development and therefore these guidelines have not been adopted. National Policy 58-201 mandates disclosure of corporate governance practices which disclosure is set out below. The Board is committed to sound corporate governance practices in the interest of its shareholders and contribute to effective and efficient decision making. The Corporation will continue to review and implement corporate governance guidelines as the business of the Corporation progresses.

Independence of Members of Board

The Corporation's Board consists of two directors, Paul Verberne and Tom Zapatinas. Of which Tom Zapatinas is not independent as he is the Chief Executive Officer of the Corporation.

Management Supervision by Board

The size of the Corporation is such that all of the Corporation's operations are conducted by a small management team which is also represented on the Board. The Board considers that management is effectively supervised by the director on an informal basis as the director is actively and regularly involved in reviewing the operations of the Corporation and has regular and full access to management.

Other Directorships

Neither Paul Verbeme, Pavel Bondarev, nor Tom Zapatinas are directors of any other reporting issuers.

Orientation and Continuing Education

The Board does not have a formal orientation or education program for its members. New Board members are provided with information respecting the functioning of the Board of Directors, audit committee, access to all of the publicly filed documents of the Corporation and complete access to management and the Corporation's professional advisors.

Board members are encouraged to communicate with management and the auditors, to keep themselves current with industry trends and developments and changes in legislation with the Corporation's assistance, to attend industry seminars and to visit the Corporation's operations. Board members have full access to the Corporation's records and legal counsel.

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

Compensation of Directors and the CEO

The directors decide as a Board the compensation for the Corporation's directors and officers. Compensation is determined by considering compensation paid for directors and CEOs of companies of similar size and stage of development in the health care payment industry and determining appropriate compensation reflecting the need to provide incentive and compensation for the time and effort expended by the directors and senior management while taking into account the financial and other resources of the Corporation. In setting compensation, the performance of the CEO is reviewed in light of the Corporation's objectives and other factors that may have impacted the success of the Corporation.

Board Committees

The Corporation has an Audit Committee (see section entitled "Audit Committee").

The Board is of the view that the size of the Corporation's operations does not warrant additional committees at this stage of the Corporation's development.

Assessments

The Board does not consider that formal assessments would be useful at this stage of the Corporation's development.

Section 16(a) Beneficial Ownership Reporting Compliance

Section l 6(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2025, all filing requirements applicable to our executive officers, directors and greater than I0% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2025, and 2024 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Award $	Option Award $	Non-Equity Incentive Plan $	Change in Pension Value and Non-Qualified Deferred Comp $	All Other Comp $	Total $

Tom Zapatinas	2025	$100,000	0	0	0	0	0	0	$100,000
CEO, President	2024	$60,000	0	0	0	0	0	0	$60,000

Employment Agreements

There are currently no employment agreements in effect.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We adopted and approved our current stock option plan on January 28, 2010, pursuant to which we may grant stock options to acquire up to 2,000,000 shares of our common stock. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit- sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer held any outstanding equity awards as of May 31, 2025.

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2025.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2025. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 15, 2025, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 15, 2025, there were no shareholders known by us to be beneficial owners of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Tom Zapatinas	16,500,000	32.0%
	3212 – 14 Avenue SW
	Calgary, AB T3C 0X3
Common Stock	Paul Verberne 3212 – 14 Avenue SW Calgary, AB T3C 0X3	-	-
Common Stock	Paul Bondarev 3212 – 14 Avenue SW Calgary, AB T3C 0X3	16,500,000	32.0%
Common Stock	All officers and directors as a group (2 persons)	33,000,000	64.00%

1) Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

2) Based upon 53,824,000 issued shares of common stock as of August 31, 2025, 43,024,000 outstanding and 10,800,000 in treasury.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

1.         During the year ended May 31, 2025, the Company's president, Tom Zapatinas, invoiced $100,000 for management services rendered to the Company, advanced $30,534 in cash and received repayments of $0 in cash. As of May 31, 2025, Accounts payable - related party and Advances - related party include a total of $102,716 due for advances and $400,000 due as officer compensation payable to Mr. Zapatinas. The balances as of May 31, 2024, were $72,182 and $300,000, respectively.

2.         As of May 31, 2025 and 2024, loans payable - shareholders are $201,331 and $191,330, respectively. Loans payable - shareholders are unsecured, non- interest bearing and due on demand or due within one year after the issuance date. During the years ended May 31, 2025, and 2024, the Company was advanced $0 and $0, respectively, in cash, and was repaid $10,000 and $0, respectively, in cash.

3.         As of May 31, 2025, and 2024, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand.

4.         As of May 31, 2025 and 2024, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by registered audit firms for the completed fiscal periods ended May 31, 2025 and 2024 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	May 31, 2024	May 31, 2025

Audit Fees and Audit Related Fees GreenGrowthCPAs	$ 25,000	-
Audit Fees and Reviews – Fruci & Associates	-	$ 19,000
Tax Fees
Total	$ 25,000	$ 19,000

In the above tables, "audit fees" are fees billed by our company's external auditor for services provided in auditing our company's annual financial statements for the subject year. "Audit-related fees" are fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit and review of our company's financial statements. "Tax fees" are fees billed by the auditor for professional services rendered for tax compliance, tax advice and tax planning. "All other fees" are fees billed by the auditor for products and services not included in the foregoing categories.

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

Isl Tom Zapatinas

By: Tom Zapatinas, President and Director

(Principal Executive Officer, Principal Financial Officer and Director) Dated: September 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Isl Tom Zapatinas

By: Tom Zapatinas, President and Director

(Principal Executive Officer, Principal Financial Officer and Director) Dated September 12, 2025

Isl Paul Verberne

By: Paul Verbeme, Director Dated: September 12, 2025

