Form 10-K/A
period 2025-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2025-09-30
CIK 1350156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

PO Box 368, Dunedin FL 34697-0368

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (403) 850-4120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	PAXH	OTC Markets

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

53,823,468 shares of common stock as of September 30, 2025

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

 Explanatory Note

This Form 10-K Amendment No. 1 is being filed to include the audited financials, audit reports and iXBRL files for the fiscal years ending May 31, 2025 and 2024.

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

As used in this annual report, the terms "we," "us," "our," the "Corporation," and "PreAxia" mean PreAxia Health Care Payment Systems Inc. and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., and (ii) Zane Inc CA. collectively, the "Subsidiaries", unless the context clearly requires otherwise. Unless otherwise stated, "$" refers to United States dollars.

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

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. We anticipate that we will hire additional key staff throughout 2025 and 2026 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

In June 2025, PreAxia contracted with Admin Consulting Company to provide regular accounting services and assist in financial reporting and compliance.

On July 1, 2025,the Company contracted with Independent Analytical Research (INARE) and Pavel Bondarev to provide consulting and professional services in business development, execution, and related areas to achieve the objectives set by PreAxia’s Board of Directors and leadership team—specifically, the launch of the Zane mobile banking and personal finance management platform and the attainment of agreed-upon business goals and metrics. Mr. Bondarev will act as Chief Executive Officer on the Zane subsidiaries.

ITEM lA. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM lB. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Chief Financial Officer and Chief Operating Officer are primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our management team is additionally responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole. We additionally may utilizes the assistance of a third-party service provider, an information technology solutions service for purposes of broadly managing our cybersecurity risks.

We have not maintained any current customer lists or sensitive data, but will create the procedures to assess, identify, and manage material risks from cybersecurity threats in the upcoming year.

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

Holders of Our Common Stock

As of September 30, 2025, there were 87 holders of record of our common stock and 43,023,468 shares of common stock outstanding and 10,800,000 in treasury stock pending vesting. There is currently only one class of common stock with one vote per share.

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

Equity Compensation Plans

We adopted and approved a stock option plan on January 28, 2010. This plan was re-affirmed on June 30, 2025, for 2,400,000 stock options. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	None	N/A	2,400,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	None	N/A	2,400,000

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

Liquidity and Capital Resources

As of May 31, 2025, PreAxia's cash balance was $0 compared to $14 as of May 31, 2024. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of $2,341,169 as of May 31, 2025, compared with a working capital deficit of $2,396,179 as of May 31, 2024.

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

The decrease in our working capital deficit of $55,010 was primarily due to decreases in accounts payable of ($54,503) officer compensation accrual of $100,000, reduction in short-term loans of ($124,792), additional related loans payable of $24,657 and bank overdraft of ($388).

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

Expenses

Our total expenses for the year ended May 31, 2025, were $152,124 compared to $99,449 for the year ended May 31, 2024. The increase in total expenses of $52,675 for the year ending May 31, 2025, is due to an increase in consulting fees of $40,000, increase in professional fees of $28,824, a decrease of ($10,517) in office and administration fees, and a decrease in research and development of ($5,632).

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

General and administrative expenses

General and administrative fees during the year ended May 31, 2025, decreased by ($10,517)   mainly due to decreases in office expenses.

Research and Development

Research and development expenses during the year ended May 31, 2025, decreased by ($5,632) to $0, as compared to $5,632 during the year ended May 31, 2024. The decrease is due to a decrease in software lease expenses from Microsoft.

Interest Expense

Interest expense is $0 for the years ended May 31, 2025, and 2024, because accounts payable and accrued liabilities - related party, convertible note payable - related party and loans payable - shareholders are non-interest bearing.

Gain on settlement

The Company recorded a $70,114 gain on the settlement of old accounts payable. In May 2025, the Board of Directors evaluated a number of vendor balances in accounts payable. They determined that the president had personally paid many of the small balances and did not claim the expenses. Other balances were determined to be left over from incomplete or unsatisfactory performance. None of the old balances were subject to collection action or suits. The president waived his right to claim the expenses he paid. The Company recorded a gain on settlement with the removal of the old account payable balances.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PreAxia Health Care Payment Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PreAxia Health Care Payment Systems, Inc. and Subsidiaries (“the Company”) as of May 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, net losses, and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fruci & Associates II, PLLC – PCAOB ID #05525

 We have served as the Company’s auditor since 2025.

Spokane, Washington

September 30, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

PreAxia Healthcare Payment Systems Inc.

Calgary, Alberta CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PreAxia Healthcare Payment Systems Inc. (the Company) as of May 31, 2024, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

GreenGrowthCPAs
We have served as the Company’s auditor in 2024.
Los Angeles, California
October 10, 2024
PCAOB ID Number 6580

PreAxia Health Care Payment Systems Inc.
Consolidated Balance Sheets
As of May 31, 2025 and 2024

	May 31, 2025	May 31, 2024
Assets
Current assets
Cash and cash equivalents	$—	$14
	—	14

Intangible assets, net	—	—
Total assets	$—	$14

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accruals	$43,683	$98,184
Accruals and other current liabilities	468,725	368,725
Short-term loans	201,330	326,122
Related party loans	1,627,421	1,602,764
Bank indebtedness	10	398
	2,341,169	2,396,193

	2,341,169	2,396,193

Commitments and Contingencies (Note 9)	—	—

Shareholders' Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,19,767,698 issued and outstanding on May 31, 2025, and 2024, respectively	19,768	19,768
Additional paid in capital	2,782,203	2,655,236
Stock subscription	7,825	—
Accumulated deficit	(5,210,390)	(5,128,380)
Accumulated other comprehensive income	59,425	57,197
Total shareholders' deficit	(2,341,169)	(2,396,179)

Total liabilities and shareholders' deficit	$—	$14

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended May 31, 2025, and 2024

	May 31, 2025	May 31, 2024
Revenues

General and administrative expenses
Consulting fees	100,000	60,000
Professional fees	47,478	18,654
General and administration	4,646	15,163
Research and development	—	5,632
	152,124	99,449

Operating loss	(152,124)	(99,449)

Other Income
Gain on settlement	(70,114)	—

Less Income tax expense	—	—
Net loss	(82,010)	(99,449)

Other comprehensive income	2,228	—

Net comprehensive loss	$(79,782)	$(99,449)

Weighted average shares	19,767,698	19,767,698
Earnings per share – basic and diluted	$(0.0004)	$(0.005)

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.
Consolidated Statements of Changes in Shareholders’ Deficit
Years Ended May 31, 2025, and 2024

	Number of shares	Common stock	Additional Paid in Capital	Subscriptions for Stock to be issued	Accumulated Other Comprehensive Income	Accumulated deficit	Total
Balance, May 31, 2023	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,028,931)	$(2,296,730)
Net loss and comprehensive income		—	—	—	—	(99,449)	(99,449)
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,128,380)	$(2,396,179)

Settlement on debt	—	—	126,967	—	—	—	126,967
Stock to be issued	—	—	—	7,825	—	—	7,825
Net loss and comprehensive income	—	—	—	—	2,228	(82,010)	(79,782)
Balance, May 31, 2025	19,767,698	$19,768	$2,782,203	$7,825	$59,425	$(5,210,390)	$(2,341,169)

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.
Consolidated Statements of Cash Flows
Years Ended May 31, 2025 and 2024

	May 31, 2025	May 31, 2024
Cash used in Operating activities
Net loss	(82,010)	(99,449)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on settlement of debt	(70,114)	—
Changes in operating assets and liabilities
Accounts payable	10,608	8,561
Other current liabilities	100,000	60,000
Net cash used by operating activities	(41,516)	(30,888)

Investing activities
Net cash flows from investing activities	—	—

Financing activities
Bank overdrafts	(388)	398
Proceeds from short-term loans	10,000	18,263
Proceeds from related parties	29,662	13,893
Repayments to related parties	—	(1,658)
Net cash flows from financing activities	39,274	30,896

Foreign currency change	2,228	—

Increase (decrease) in cash during the year	(14)	8
Cash, beginning of the period	14	6
Cash, end of the period	$—	$14

Supplemental disclosures :
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Noncash investing and financing activities:
Stock issued for debt	$126,967	$—
Stock subscription issued for debt	$7,825	$—

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

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., and (ii) Zane Inc CA. All inter-company accounts and transactions have been eliminated in consolidation.

Changes in Classifications of Prior Year Balances.

The consolidated balance sheet for May 31, 2024, and the consolidated statement of cash flows for the year ended May 31, 2024, include reclassifications of various liability accounts from previously filed reports. The reclassifications had no impact on the consolidated statements of operations and comprehensive loss and were solely intra-liability reclassifications of AP and related party liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2025, the Company incurred a net comprehensive loss of $79,782 and used cash in operating activities of $41,516, and as of May 31, 2025, had a stockholders' deficit of $2,341,169 and an accumulated deficit of $5,210,390. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i) assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3860 Canadian Dollars (May 31, 2025), 1.00 USD Dollar=0.7408 GBP, and 1.00 US Dollar=1.3643 Canadian Dollars (May 31, 2024), 1.00 USD Dollar=0.7852GBP;

ii) income and expenses are translated at average exchange rates for the year ended May 31, 2025 of 1.00 US Dollar= 1.3957 Canadian Dollars and 1.00 US Dollar= 1.3515 Canadian Dollars (May 31, 2024);

iii) all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the year ended May 31, 2025, and 2024 were $2,228 and $0, respectively.

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

All previously capitalized software costs were fully amortized in prior years.

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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, "Earnings per Share." Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. On May 31, 2025 and 2024, we excluded the common stock issuable upon conversion of Convertible Note Payable - Related Party of 15,255,770 shares and 15,255,770 shares, respectively, as their effect would have been anti-dilutive.

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

Segment reporting required by ASU 2023-07 Segment Reporting-Improvements to Reportable Segment Disclosures are included in these statements. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended May 31, 2025, that are of significance or potential significance to the Company. See note 10 below.

Note 4 – Intangible assets, net

The Company has recorded the following intangible assets:

	May 31, 2025	May 31, 2024

Software acquisition costs	$102,151	$102,151
Less accumulated amortization	(102,151)	(102,151)

Net intangible assets	$—	$—

Amortization expense recorded for the years ended May 31, 2025, and 2024 were $0 and $0, respectively.

Note 5 -Current liabilities

The Company owed the following current liabilities:

	May 31, 2025	May 31, 2024

Bank Overdraft	$10	$398
Accounts payable	43,683	98,184

Payroll deductions payable	37,087	37,087
Payroll deductions arrears	31,638	31,638
Accrued officer compensation	400,000	300,000
Accruals and other current liabilities	468,725	368,725

Loans payable	201,330	191,330
Liability for unissued shares	—	134,792
Short-term loans	201,330	326,122

Advance from Officer	101,844	77,187
Promissory Note officer	466,817	466,817
Convertible debt officer	$1,058,760	$1,058,760
Related party loans	1,627,421	1,602,764
Total	$2,341,169	$2,396,193

Accounts payable

In May 2025, the Board of Directors evaluated a number of vendor balances in accounts payable. They determined that the president had personally paid many of the small balances and did not claim the expenses. Other balances were determined to be left over from incomplete or unsatisfactory performance. None of the old balances were subject to collection action or suits. The president waived his right to claim the expenses he paid. The Company recorded a $70,114 gain on settlement with the removal of the old account payable balances.

Accruals and other liabilities

Over several prior fiscal years, the Company accrued a salary for its main officer and the related payroll deductions payable. In the fiscal year ended May 31, 2025, the Company accrued the officer compensation as a contractor and did not increase the payroll deductions payable.

Short-term loans

A number of friends of the Company have loaned money to the Company, normally on open accounts bearing no interest.

Two loans on May 31, 2024, labeled as liability for unissued shares were determined to be balances from stock subscriptions. $126,967 in debt was withheld from the calculation of additional paid in capital, in 2017, as a hedge against a future settlement, since the conversion rate was much higher than all other participants. As of May 31, 2025, management has determined the stock was issued in 2017 and that no further settlement is forthcoming. Management has reported the conversion of $126,967 in debt as an addition to additional paid capital as of May 31, 2025.

A second subscription amount of $7,825 was moved to subscription payable in the equity section.

Note 6 - Related Party Transactions

As of May 31, 2025, and 2024, accruals and current liabilities included accrued officer compensation due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaled $400,000 and $300,000, respectively. During the years ended May 31, 2025, and 2024, Tom Zapatinas earned $100,000 and $60,000, respectively, for consulting services provided to the Company.

Advances - Related Party

As of May 31, 2025, and 2024, advances payable due to Tom Zapatinas totaled $101,844 and $77,187, respectively. Advances are non-interest-bearing, unsecured and payable on demand. During the years ended May 31, 2025, and 2024, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $30,534 and $13,893, respectively, in cash and was repaid $0 and $1,658, respectively, in cash.

Promissory Note - Related Party

As of May 31, 2025, and 2024, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable or convertible on demand at a conversion price of $0.10 per share, which equates to 4,668,170 shares.

Convertible Note Payable - Related Party

As of May 31, 2025, and 2024, convertible notes payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

Note 7 - Income Taxes

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

In general the NOL deduction for tax years beginning after December 31, 2020, cannot exceed the sum of (1) the NOLs carried to the year from tax years beginning before January 1, 2018; plus, (2) the lesser of: (a) the NOLs carried to the year from tax years beginning after December 31, 2017, or (b) 80% of the excess (if any) of taxable income computed without regard to deductions for NOLs, or Qualified Business Income (QBI), or section 250 deductions, over the NOLs carried to the year from tax years beginning before January 1, 2018.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2025 and 2024. All tax years since inception remains open for examination only by taxing authorities of US Federal, Canadian, and state of Nevada.

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

The components of the Company’s deferred tax assets and reconciliation of income taxes computed at the new federal, Canadian, and state statutory rate of 21.0% to the income tax amount recorded as of May 31, 2025, and 2024, are as follows:

	May 31, 2025	May 31, 2024
Accumulated loss	$5,210,390	$5,128,380
Book tax differences – accrued officer compensation	(400,000)	(300,000)
Net operating loss and carryforwards	$4,810,390	$4,828,380
Effective tax rate - US	21.0%	21.0%
Deferred tax asset, rounded	1,010,200	1,014,000
Less: Valuation allowance, rounded	(1,010,200)	(1,014,000)
Net deferred asset	$—	$—

During the years ended May 31, 2025, and 2024, the change in valuation allowance was a decrease of ($3,800) in 2025 and an increase of $8,300 in 2024.

Note 8 - Stockholders' Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on May 31, 2025, and 2024. Holders of Common Stock have one vote per share of Common Stock held.

During the fiscal year ended May 31, 2025, management examined the liability for unissued shares of $134,792. The Company determined that in 2017, $126,967 in loans were held back from the debt to stock conversion calculation as a hedge against future settlement. In 2025, the Company determined there is no other settlement coming and the $126,967 in loans was applied to additional paid in capital to close out the debt.

Additionally, the Company determined that $7,825 of the liability for unissued shares is a subscription for 20,000 shares of common stock. This stock will be issued as soon as possible. This debt was reclassified to stock subscriptions to be issued.

Note 9 - Contingencies and Commitments

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

Note 10 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during fiscal years ended, May 31, 2025, and 2024

The Company has been focused on developing Health Savings Account software. During the fiscal years ended May 31, 2025, and 2024, management determined the Company is only operating in one segment but two locations. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. The basic information on segments is as follows:

	May 31, 2025	May 31, 2024	$ diff	% diff
Canadian revenues	$—	$—	$—
Canadian expenses	(52,524)	(50,795)	(1,729)	3%
	(52,524)	(50,795)	(1,729)	3%

US revenues	—	—	—
US expenses	(99,600)	(48,654)	(50,946)	105%
US Other income	71,470	—	71,470
Net	(28,130)	(48,654)	20,524	-42%

Combined net loss	$(80,654)	$(99,449)	$18,795	-19%

Note 11 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued.

On June 30, 2025, the CEO converted USD $1,525,577 in convertible debt into 15,255,770 shares of common stock at $0.10 per share.

In June 2025, the Company signed a Contractor agreement with INARE, Inc, an Alberta CA company, for the services of Pavel Bondarev to run two (2) subsidiaries and develop new technologies and products for stock and management fees. Pavel Bondarev was also added to the Board of Directors of PreAxia. The Company issued 16,500,000 shares of common stock for the contract at $0.10 per share.

In June 2025, 1,500,000 shares of stock were issued for services at $0.10 per share.

In June 2025, the Company reestablished a 2025 Stock Plan for 2,400,000 stock options.

In August 2025, the Company received $200,000 from the sale of 800,000 shares of common stock in a private placement.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 25, 2024, GreenGrowth CPAs (“GGCPA”) resigned as the Registrant’s independent principal accountant to audit the Registrant’s financial statements. Neither of GGCPA’s audit reports for the past two years contained an adverse opinion, disclaimer of opinion or qualification concerning the Registrant’s financial statements. There have been no disagreements with GGCPA during the Company’s two most recent fiscal years and any subsequent interim period through the date of termination on October 25, 2024.

On October 28, 2024, the Registrant retained the firm of Fruci & Associates II, PLLC (“Fruci”) to serve as its principal independent accountant. At no time during the past two fiscal years or any subsequent period prior to October 28, 2024 did the Registrant consult with Fruci regarding any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-K, any "reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K, or the type of audit opinion that might be rendered for the Registrant.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules l 3a-l5(f) and 14d-14(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management has identified the following material weaknesses:

•	We have a material weakness in overall effectiveness of internal controls
•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and
•	We failed to file our corporate tax returns for 2008 through 2025.

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

Name	Position	Age	Date First Elected
Tom Zapatinas	President, Chief Executive Officer, Secretary, Chief Financial Officer, Treasurer and Director	70	Director January 2007 Officer January 2009
Paul Verberne	Director	59	Director June 2018
Pavel Bondarev	Director	50	Director June 2025

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

Independence of Members of Board

The Corporation's Board consists of three directors, Paul Verberne, Pavel Bondarev, and Tom Zapatinas. Of which Tom Zapatinas is not independent as he is the Chief Executive Officer of the Corporation, and Pavel Bondarev is not independent as he is the Chief Executive Officer of two subsidiaries.

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

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We adopted and approved a stock option plan on January 28, 2010, pursuant to which we may grant stock options to acquire up to 2,000,000 shares of our common stock. On June 30, 2025, we reaffirmed the plan and renamed it, 2025 Stock Plan with 2,400,000 options available. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of September 30, 2025, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of September 30, 2025, there were no shareholders known by us to be beneficial owners of more than 5% of our common stock except as set forth in the following table.

Security ownership of management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Tom Zapatinas 3212 – 14 Avenue SW Calgary, AB T3C 0X3	16,500,000	32.0%
Common Stock	Paul Verberne c/o PO Box 368 Dunedin FL 34697	500,000	0.9%
Common Stock	Paul Bondarev c/o PO Box 368 Dunedin FL 34697	16,500,000	32.0%
Common Stock	All officers and directors as a group (2 persons)	33,500,000	64.9%

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

2) Based upon 53,823,468 issued shares of common stock as of September 30, 2025, 43,023,468 outstanding and 10,800,000 in treasury

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

1.  During the year ended May 31, 2025, the Company's president, Tom Zapatinas, invoiced $100,000 for management services rendered to the Company, advanced $30,534 in cash and received repayments of $0 in cash. As of May 31, 2025, Advances - related party include a total of $101,488 due for advances and accrued liabilities include $400,000 due as officer compensation payable to Mr. Zapatinas. The balances as of May 31, 2024, were $77,187   and $300,000, respectively.

2.  As of May 31, 2025, and 2024, promissory note - related party of $466,817 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand or convertible at a conversion price of $0.10 per share, which equates to 4,668,170 shares.   The Board of Directors elected to convert this debt in 2022.

3.  As of May 31, 2025 and 2024, convertible note payable - related party of $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares.

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

	Year Ended	Year Ended
	May 31, 2025	May 31, 2024
Audit Fees and Audit Related Fees GreenGrowthCPAs	$10,000	—
Audit Fees and Reviews – Fruci & Associates	—	$22,000
Tax Fees	—	—
All other fees	—	—
Total	$10,000	$22,000

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

/s/Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated: September 30, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom Zapatinas
By: Tom Zapatinas, President and Director
(Principal Executive Officer, Principal Financial Officer and Director)
Dated September 30, 2025

/s/ Paul Verberne
By: Paul Verbeme, Director
Dated: September 30, 2025

