Form 10-Q
period 2025-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2025-10-21
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2025

or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-52365

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 (Exact name of registrant as specified in its charter)

Nevada	20-4395271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 368, Dunedin FL 34698

(Address of principal executive offices) (Zip Code)

(403) 850-4120

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [_]  No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [_]  No [_]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 15, 2025 the registrant had 19,767,698 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended August 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2026. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia's Annual Report on Form 10-K for the year ended May 31, 2025.

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Balance Sheets

As of August 31, 2025, and May 31, 2025

	August 31, 2025	May 31, 2025
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$130,285	$—
Prepaid expense	360,000	—
Current assets	490,285	—

Prepaid expense long-term	660,000	—

Total assets	$1,150,285	$—

Liabilities and Shareholders' Equity or Deficit
Current liabilities
Accounts payable and accruals	$31,354	$43,683
Accruals and other current liabilities - related party	501,387	468,725
Related party loans	100,438	1,627,421
Bank indebtedness	—	10
Short-term loans payable	89,784	201,330
Current liabilities	722,963	2,341,169

	722,963	2,341,169

Commitments and Contingencies (Note 9)	—	—

Shareholders' Equity or Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,19,767,698 issued and outstanding at August 31, 2025 and May 31, 2025, respectively	19,768	19,768
Additional paid in capital	2,782,203	2,782,203
Stock subscription	3,651,222	7,825
Accumulated deficit	(6,085,524)	(5,210,390)
Accumulated other comprehensive income	59,653	59,425
Total shareholders' equity or deficit	427,322	(2,341,169)

Total liabilities and shareholders' equity or deficit	$1,150,285	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended August 31, 2025, and 2024

(Unaudited)

	August 31, 2025	August 31, 2024
Revenues	$—	$—

General and administrative expenses
Consulting	65,000
Research and development	391,263	—
Management and labor	387,500	—
Professional fees	23,200	2,500
General and administration	8,240	2,127
	875,203	4,627

Operating loss	(875,203)	(4,627)

Other income and (expenses)
Interest - net	69	—
Net loss before income taxes	(875,134)	(4,627)
Less Income tax expense	—	—

Net loss	(875,134)	(4,627)

Other comprehensive income	228	—
Net comprehensive loss	$(874,906)	$(4,627)

Weighted average shares	19,767,698	19,767,698
Earnings per share - basic and diluted	$(0.04)	$(0.00)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Changes in Members' and Shareholders’ Equity or Deficit

For the Three Months Ended August 31, 2025, and 2024

(Unaudited)

	Number of shares	Common stock	Additional Paid in Capital	Subscription for Stock to be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,128,380)	$(2,396,179)
Net comprehensive loss	—	—	—	—	—	(4,627)	(4,627)
Balance, August 31, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,133,007)	$(2,400,806)

Balance, May 31, 2025	19,767,698	$19,768	$2,782,203	$7,825	$59,425	$(5,210,390)	$(2,341,169)
Stock subscription issued for cash	—	—	—	200,000	—	—	200,000
Stock subscription issued for services	—	—	—	1,800,000	—	—	1,800,000
Stock subscription issued for debt	—	—	—	1,643,397	—	—	1,643,397
Net comprehensive loss	—	—	—		228	(875,134)	(874,906)
Balance, August 31, 2025	19,767,698	$19,768	$2,782,203	$3,651,222	$59,653	$(6,085,524)	$427,322

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Cash Flows

For the Three Months ended August 31, 2025, and 2024

	August 31, 2025	August 31, 2024
Cash used in Operating activities
Net loss	(875,134)	(4,627)
Adjustments to reconcile net loss to net cash used by operating activities:
Subscriptions issued for services	780,000	—
Changes in operating assets and liabilities:
Accounts payable	(12,329)	2,231
Other current liabilities - related parties	32,662
Net cash flows used by operating activities	(74,801)	(2,396)

Investing activities
Net cash flows from investing activities	—	—

Financing activities
Bank overdrafts	(10)	169
Proceeds from long term debt	12,628	—
Proceeds from long term debt	(6,354)	—
Proceeds from related parties	—	2,214
Repayments to related parties	(1,406)	—
Subscriptions for stock to be issued	200,000	—
Net cash flows from financing activities	204,858	2,383

Foreign currency change	228	—

Increase (decrease) in cash during the year	130,285	(13)
Cash, beginning of the period	—	14
Cash, end of the period	$130,285	$1
	—
Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$13	$—

Noncash Investing and Financing Activities
Stock subscription issued for debt	$1,643,397	$—
Stock subscriptions issued for prepaid assets	$1,650,000	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2025

(Unaudited)

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

On September 10, 2025, the Company created a wholly owned subsidiary in Nevada, named Zane Inc US. This subsidiary will develop and market the personal financial management products and perfect the health care payment processing services. Zane Inc had no operations before October 20, 2025.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2025, and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2025 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2025 included in the Company's Annual Report on Form I0-K filed with the Securities and Exchange Commission (the "SEC") on September 30, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., (ii) Zane Inc CA, and (iii) Zane Inc. US. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2025, the Company incurred a net comprehensive loss of $874,906 and used cash in operating activities of $74,801, and as of August 31, 2025, had a shareholders' equity of $427,322 and an accumulated deficit of $6,085,524. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our shareholders, in the case of equity financing.

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

Foreign Currency Translation

The functional currency of the Company is the United States dollar. The functional currency of the Subsidiaries is the Canadian dollar. Assets and liabilities in the accompanying consolidated financial statements are translated into United States dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in shareholders' deficit.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =l.3715 Canadian Dollars (August 31, 2025), 1.00 USD Dollar =0.7914 GBP, and 1.00 US Dollar =l.3605 Canadian Dollars (May 31, 2025), 1.00 USD Dollar =0.593 GBP;

ii)	income and expenses are translated at average exchange rates for the three months ended August 31, 2025, of 1.00 US Dollar = 1.3722 Canadian Dollars and 1.00 US Dollar = 1.3285 Canadian Dollars (February 28, 2023);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2025 and August 31, 2024 were $228 and $0, respectively.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level l) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level l - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level l that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2025, and May 31, 2025. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 34,527,007 shares of potential common stock equivalents in stock subscriptions for convertible notes payable - related party and short-term, services and cash outstanding during the period ended August 31, 2025, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the three months ended August 31, 2025, and August 31, 2024, we incurred $391,263 and $0, respectively, in research and development expenses. The Company is in the process of developing personal financial management tools for internet access.

During the three months ended August 31, 2025, the Company reclassified contract labor, office expenses, and $367,500 of a management contract as research and development expenses and $0 in the three months ended August 31, 2024.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, "Research and Development," FASB ASC 350-40, "Internal-Use Software," FASB 985-20, "Costs of Computer Software to be Sold, Leased, or Marketed" and FASB ASC 350-50, "Website Development Costs."

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

During the three and three months ended August 31, 2025, and 2024, the Company had revenue of $0 and $0, respectively.

Stock awards

The Company follows Section 718 of the FASB Accounting Standards Codification, which states that stock awards are valued at the grant date. Those awards issued for compensation are deducted as expenses based on the vesting schedule of the award.

On June 30, 2025, the Company issued a stock subscription for 16,500,000 shares of common stock at $0.10 per share for an Independent Contractor Agreement.  This award vests 40% on the grant date and 20% at the end of the next three years.

Also, on June 30, 2025, the Company issued stock subscriptions for 1,500,000 shares of common stock at $0.10 per share for consulting services. These awards vest 40% on the grant date and 20% at the end of the next three years.

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

Note 4 – Prepaid expenses

The Company issued stock subscriptions for consulting and management services worth $1,800,000 in July 2025. These subscriptions vest at 40% on the grant date and 20% at the end of the next three (3) years. The Company recognized stock-based compensation of $60,000 for consulting, $330,000 for research and development, and $330,000 for management services on the grant date. The remaining 60% of the subscriptions are recorded as prepaid expenses are being recognized over the next 36 months from July 1, 2025.

The Company has recorded the following prepaid expenses:

	August 31, 2025	May 31, 2025

Prepaid consulting, short-term	$30,000		$—
Prepaid management – short-term	330,000		—
Total prepaid expenses short-term	$360,000	$

Prepaid consulting, long-term	$55,000		$—
Prepaid management – long-term	605,000		—
Total prepaid expenses long-term	$660,000	$

Recognition of prepaid consulting expense recorded for the three months ended August 31, 2025, and 2024 were $5,000 and $0, respectively.

Recognition of prepaid management expense recorded for the three months ended August 31, 2025, and 2024 were $55,000  and $0, respectively.

Note 5 – Intangibles, net

The Company has recorded the following intangible assets:

	August 31, 2025	May 31, 2025

Software acquisition costs	$102,151	$102,151
Less accumulated amortization	(102,151)	(102,151)
Net intangible assets	$—	$—

Amortization expense recorded for the three months ended August 31, 2025, and 2024 were $0 and $0, respectively.

Note 6 – Short term loans payable

Short-term loans payable consists of a number of loans from friends of the Company. The loans are normally on open accounts bearing no interest. On August 31, 2025, and May 31, 2025, the short-term loans totaled $89,784 and $201,330, respectively.

In October 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert $117,820 in debt to 491,314 shares of common stock. In anticipation of the conversion, the $117,820 in debt was reclassified to stock subscriptions as of August 31, 2025.

Note 7 - Related Party Transactions

On June 30, 2025, Pavel Bondarev became a director, shareholder, and a related party.

Accruals and other liabilities

Both Tom Zapatinas and Pavel Bondarev have employment agreements with the Company.

As of August 31, 2025, and May 31, 2025, accruals and other current liabilities - related party included accrued officer compensation due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaling $420,000 and $400,000, respectively, and related payroll taxes and deductions totaling $68,725 and $68,725, respectively. As of August 31, 2025, and May 31, 2025, accruals and other current liabilities - related party included accrued officer compensation due to Pavel Bondarev (CEO of Zane Inc and Director of PreAxia) totaling $12,661 and $0, respectively. The accrued officers’ compensation is non-interest bearing and payable or convertible on demand.

During the three months ended August 31, 2025, and 2024, Tom Zapatinas, earned $30,000 and $0, respectively, for consulting services provided to the Company and Pavel Bondarev earned $20,000 and $0, respectively for management services provided to the Company.

Related party loans

As of August 31, 2025, and May 31, 2025, the related party loans included advances payable due to Tom Zapatinas totaled $100,438 and $101,844, respectively. During the three months ended August 31, 2025, and 2024, Tom Zapatinas, received $1,406 from the Company and provided $2,214, respectively, in cash. The related party loans also included two loans outlined below:

As of August 31, 2025, and May 31, 2025, promissory note - related party of $0 and $466,817, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per share for 4,668,170 shares

As of August 31, 2025, and May 31, 2025, convertible note payable - related party of $0 and $1,058,760, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per share for 10,587,600 shares.

Intercompany loans have been eliminated.

Note 8 - Shareholders' Equity or Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 19,767,698 shares issued and outstanding on August 31, 2025, and May 31, 2025. Holders of Common Stock have one vote per share of Common Stock held.

On June 30, 2025, the Company issued a stock subscription for 16,500,000 shares of common stock at $0.10 per share to acquire an exclusive contract with a vendor. The Independent Contractor Agreement was valued at $1,650,000. Forty percent (40%) was recognized as of the grant date and sixty percent (60%) of the stock subscription is held as prepaid expenses and will vest and be recognized over the next three (3) years.

Also on June 30, 2025, stock subscriptions for 1,500,000 shares of common stock at $0.10 per share were issued to contractors for services. Forty percent (40%) was recognized as of the grant date as consulting expenses and sixty percent (60%) of the stock subscription is held as prepaid expenses and will vest and be recognized over the next three (3) years.

Stock subscriptions on August 31, 2025, include of $1,643,397 in debt, cash and services pending conversion.

All the stock listed in the transactions above were not formally issued until October 2025. The total value of all the subscriptions above was recognized as of the grant date. The value of 40% of the subscriptions was expensed as of the grant date and value of 60% of the subscriptions were held as prepaid expenses and will be amortized quarterly over the three years. See note 4. When issued, the shares waiting to vest, will be held by PreAxia for the benefit of the contractors and will be released upon satisfaction of the service terms outlined in the agreements.

In August 2025, the Company received $200,000 from the sale of 800,000 shares of common stock in a private placement. These shares were issued in October 2025.

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

Note 10 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during the three months, August 31, 2025, and 2024

The Company has been focused on developing Health Savings Account software. During the three months ended August 31, 2025, and 2024, management determined the Company is only operating in one segment but two locations. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. The basic information on segments is as follows:

	August 31, 2025	August 31, 2024	$ diff	% diff
Canadian revenues	$—	$—	$—	—
Canadian expenses	(403,208)	(2,127)	(401,081)	18,857%
	(403,208)	(2,127)	(401,081)	18,857%

US revenues	—	—	—	—
US expenses	(471,698)	(2,500)	(469,198)	18,768%
Net	(471,698)	(2,500)	(469,198)	18,768%

Combined net loss	$(874,906)	$(4,627)	$(870,279)	18,809%

Note 11 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and no other subsequent events occurred that required disclosure, except:

In September 2025, the Company established a new subsidiary, Zane Inc US, to market mobile banking and personal finance management platforms in the United States. Pavel Bondarev will run both Zane subsidiaries.

In September 2025, the Board of Directors decided to start doing business as PreAxia-Zane Financial.

On October 3, 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert $117,820 in debt to 491,314 shares of common stock. In anticipation of the conversion, the $117,820 in debt was reclassified to stock subscriptions as of August 31, 2025.

As of October 15, 2025, 34,527,007 shares of stock were issued to settle the stock subscriptions issued in the last quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "intends," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2025, together with notes thereto. As used in this quarterly report, the terms "we," "us," "our," "PreAxia" and the "Company" means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Liquidity and Capital Resources

As of August 31, 2025, PreAxia's cash balance was $130,285 compared to $0 as of May 31, 2025. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of ($232,678) as of August 31, 2025, compared with a working capital deficit of ($2,341,169) as of May 31, 2025.

Our net cash used in operating activities for the three months ended August 31, 2025, and 2024 is ($74,801) and ($2,396), respectively. Our net loss for the three months ended August 31, 2025, of ($875,134) was primarily offset subscriptions offered for services of $780,000 and other minor changes in liabilities for cash used by operating activities of ($74,801). Our net loss for the three months ended August 31, 2024 of (4,627) was primary offset by the increase in accounts payable of $2,231 to show cash used in operating activities of ($2,396).

Our net cash provided by investing activities for three months ended August 31, 2025, and 2024 is $0 and $0 respectively.

Our net cash provided by financing activities for the three months ended August 31, 2025, and 2024 is $204,858 and $2,383, respectively. Cash provided from financing activities came from a stock subscription for $200,000 and proceeds for short-term and related party loans of $4,868.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new shareholders and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. We will not initially have any cash flow from operating activities as we are in the startup stage. We project that we will require an estimated $1,000,000 over the next twelve-month period to pay our arms-length creditors approximately $300,000 plus an additional $700,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our products and achieving a profitable level of operations. The Company hopes to be able to attract suitable investors for our business plan, which will not require us to use our cash. There can be no assurance that the Company will be successful in this situation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Our working capital deficit as of August 31, 2025, and May 31, 2025, is summarized as follows:

Working Capital
	August 31, 2025	May 31, 2025

Current Assets	$490,285	$—
Current Liabilities	(722,963)	(2,341,169)
Working Capital Deficit	$(232,678)	$(2,341,169)

The increase in our working capital of $2,108,491 was primarily due to the conversion of debt, the sale of stock for cash, and stock subscription for services.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to shareholders.

Results of Operations - Three Months ended August 31, 2025, and August 31, 2024

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended August 31, 2025, and 2024.

For the three months ended August 31, 2025, and 2024

Our operating results for the three months ended August 31, 2025, compared to the three months ended August 31, 2024, are described below:

Revenue

During the three months ended August 31, 2025, and 2024, the Company had revenue of $0 and $0, respectively.

Expenses

Our total expenses for the three months ended August 31, 2025, were $875,203 compared to $4,627 for the three months ended August 31, 2024. The decrease in total expenses of ($870,576) for the three months ended August 31, 2025, is due to an increase in consulting fees of $65,000, an increase of $391,263 in research and development, an increase of $387,500 in management costs, an increase of $23,200 in professional fees, and an increase in office and administration fees of $6,113.

Management and labor

During each of the three months ended August 31, 2025, and August 31, 2024, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $0, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities - related party.

Pavel Bondarez, a director and CEO of Zane Inc CA and Zane Inc US, earned $20,000 for management services and received a stock subscription worth $660,000. His compensation was split between management and research and development during the three months ended August 31, 2025. He received $0 in the three months ended August 31, 2024.

Professional Fees

Professional fees during the three months ended August 31, 2025, increased by $20,700 to $23,200, as compared to $2,500 during the three months ended August 31, 2024, mostly due to audit fees and OTC market fees.

Consulting Fees

Consulting fees during the three months ended August 31, 2025, increased to$65,000 compared to $0 paid during the three months ended August 31, 2024. The increase is due to two contractors receiving stock subscriptions for $150,000 in consulting fees. $65,000 was recognized in this quarter and the rest will be recognized over the next three years.

Research and Development

Research and development expenses during the three months ended August 31, 2025, increased by $391,263 to $391,763, as compared to $0 during the three months ended August 31, 2024. Most of the increase was due to $367,500 allocated from a stock subscription listed in Management and labor above.

Interest Expense

Interest- net consists of $82 of interest income and ($13) of interest expense from banks during the three months ended August 31, 2025, and $0 for the three months ended August 31, 2024. Accounts payable, accrued liabilities - related party loans, and short-term loans are non-interest bearing.

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

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, "Research and Development," FASB ASC 350-40, "Internal-Use Software," FASB 985-20, "Costs of Computer Software to be Sold, Leased, or Marketed" and FASB ASC 350-50, "Website Development Costs."

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2025, the disclosure controls and procedures, based on the Framework of lnternal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 1C. CYBERSECURITY

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Chief Financial Officer and Chief Operating Officer are primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our management team is additionally responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole. We additionally may utilize the assistance of a third-party service provider, an information technology solutions service for purposes of broadly managing our cybersecurity risks.

We have not maintained any current customer lists or sensitive data, but will create the procedures to assess, identify, and manage material risks from cybersecurity threats in the upcoming year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2025, the Company received $200,000 a subscription for 800,000 shares of common stock in a private placement.  The cash was used for working capital. The shares were issued in October 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

During the quarter ended August 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date:  October 21, 2025

