Form 10-Q/A
period 2025-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2025-10-24
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of October 15, 2025 the registrant had 54,314,782 outstanding shares of Common Stock.

EXPLANATORY NOTE

We are filing this amendment to our Form 10-Q for the period ending August 31, 2025 that was filed on October 21, 2025 to correct the registrant’s outstanding shares on the cover page as of October 15, 2025 to 54,314,782 shares of Common Stock and under Note 11 - Subsequent Event the shares of stock were issued to settle the stock subscriptions issued in the last quarter to 34,547,084.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing of the Original Filing. As such, this Amendment only speaks as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

As of October 15, 2025, 34,547,084 shares of stock were issued to settle the stock subscriptions issued in the last quarter.

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

Date:  October 24, 2025

