Form 10-Q
period 2025-11-30
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2026-04-21
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2025

or

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

As of April 20, 2026 the registrant had 44,514,782 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

 1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended November 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2026. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia's Annual Report on Form 10-K for the year ended May 31, 2025.

2

PreAxia Health Care Payment Systems Inc.
Condensed Consolidated Balance Sheets
As of November 30, 2025, and May 31, 2025 Unaudited

	November 30, 2025	May 31, 2025
Assets		(Audited)
Current assets
Cash and cash equivalents	$13,846	$—
	13,846	—

Property and equipment, net	129,790	—
Total assets	$143,636	$—

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accruals	$62,864	$43,683
Accruals and other current liabilities - related party	518,725	468,725
Related party loans	106,166	1,627,421
Bank indebtedness	—	10
Short-term loans	81,010	201,330
	768,765	2,341,169

	768,765	2,341,169

Commitments and Contingencies (Note 8)

Shareholders' Equity or Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value, 43,514,782 and 19,767,698 shares issued and outstanding at November 30, 2025, and May 31, 2025, respectively	43,515	19,768
Additional paid in capital	5,342,987	2,782,203
Stock subscription	—	7,825
Accumulated deficit	(6,067,418)	(5,210,390)
Accumulated other comprehensive income	55,787	59,425
Total shareholders' deficit	(625,129)	(2,341,169)

Total liabilities and shareholders' deficit	$143,636	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended November 30, 2025, and 2024

Unaudited

	Three Months Ended November 30, 2025	Three Months Ended November 30, 2024	Six months ended November 30, 2025	Six months ended November 30, 2024
Revenues	$—	$—	$—	$—

General and administrative expenses
Consulting	8,030	—	36,950	—
Research and development	—	—	307,605	—
Management and labor	70,444	—	262,804	—
Professional fees	28,899	12,283	60,708	14,783
General and administration	4,682	1,383	20,122	3,510
	112,055	13,666	688,189	18,293

Operating loss	(112,055)	(13,666)	(688,189)	(18,293)

Other income (expense)
Interest income	175	—	257	—
Interest expense	—	—	(13)	—
Other income	60	—	60	—
Loss on settlement	—	—	(169,143)	—
Net loss before income taxes	(111,820)	(13,666)	(857,028)	(18,293)

Less Income tax expense	—	—	—	—
Net loss	(111,820)	(13,666)	(857,028)	(18,293)

Other comprehensive loss	(3,866)	—	(3,638)	—
Net comprehensive loss	$(115,686)	$(13,666)	$(860,666)	$(18,293)

Weighted average shares	43,514,782	19,767,698	39,201,810	19,767,698
Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit
For the Three and Six Months Ended November 30, 2025, and 2024
Unaudited

	Number of shares	Par $0.001 Common stock	Additional Paid in Capital	Stock Subscription	Other Comp Income	Accumulated deficit	Total
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,128,380)	$(2,396,179)
Net Comprehensive loss	—	—	—	—	—	(4,627)	(4,627)
Balance, August 31, 2024	19,767,698	19,768	2,655,236	—	57,197	(5,133,007)	(2,400,806)
Net Comprehensive loss	—	—	—	—	—	(13,666)	(13,666)
Balance, November 30, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,146,673)	$(2,414,472)

Balance, May 31, 2025	19,767,698	$19,768	$2,782,203	$7,825	$59,425	$(5,210,390)	$(2,341,169)
Stock issued for cash	800,000	800	199,200	—	—	—	200,000
Stock issued for debt	15,255,770	15,256	1,510,321	—	—	—	1,525,577
Stock issued for short-term loans	491,314	491	294,297	(7,825)	—	—	286,963
Proceeds from options exercised	7,200,000	7,200	—	—	—	—	7,200
Option expense	—	—	457,922	—	—	—	457,922
Net Comprehensive loss	—	—	—	—	228	(745,208)	(744,980)
Balance, August 31, 2025	43,514,782	43,315	5,148,843	—	59,653	(5,860,498)	608,487
Option expense	—	—	99,044	—	—	—	99,044
Net Comprehensive loss	—	—	—	—	(3,866)	(119,020)	(121,886)
Balance, November 30, 2025	43,514,782	$43,515	$5,342,987	$—	$55,787	$(6,067,418)	$(625,129)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Cash Flows

Six Months Ended November 30, 2025, and 2024

	Six months ended November 30, 2025	Six months ended November 30, 2024
Cash used in Operating activities
Net loss	(857,028)	(18,293)
Adjustments to reconcile net loss to net cash used by operating activities:
Option expense	497,784	—
Shares issued for services	7,200	—
Loss on settlement of debt	169,143	—
Changes in non-cash working capital:
Accounts payable	19,181	(268)
Other current liabilities	50,000	—
Net cash flows used by operating activities	(113,720)	(18,561)

Investing activities
Purchase of property and equipment	(70,608)	—
Net cash flows from investing activities	(70,608)	—

Financing activities
Bank overdrafts	(10)	(398)
Proceeds from long term debt	16,945	—
Repayments of long term debt	(19,445)	—
Proceeds from related party debt	17,737	19,110
Repayments to related party debt	(13,415)
Repayments to related parties	—	—
Proceeds from sale of stock	200,000	—
Net cash flows from financing activities	201,812	18,712

Foreign currency change	(3,638)	—

Increase in cash during the period	13,846	151
Cash, beginning of the period	—	14
Cash, end of the period	$13,846	$165

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$13	$—
Stock issued for related party debt	$1,525,577	$—
Stock issued for short-term debt	$117,820	$—
Stock and option expense for assets	$59,182	$—

ee Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended November 30, 2025, and May 31, 2025

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

Formerly development operations of the Company were undertaken by its wholly owned subsidiary, PreAxia Health Care Payment Ltd. ("PreAxia Payment"), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015. PreAxia Payments still manages the Calgary office activity.

On May 23, 2025, the Company created a wholly owned subsidiary in Alberta Canada, named Zane Inc. CA. This subsidiary will develop and market the personal financial management products and perfect the health care payment processing services. Zane Inc had no operations before June 30, 2025.

On September 11, 2025, the Company created a wholly owned subsidiary in Nevada, named Zane Inc US. This subsidiary will develop and market the personal financial management products and perfect the health care payment processing services. Zane Inc had no operations before October 20, 2025.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and six months ended November 30, 2025, and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2025 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2025 included in the Company's Annual Report on Form I0-K filed with the Securities and Exchange Commission (the "SEC") on September 30, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., (ii) Zane Inc CA, and (iii) Zane Inc. US. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended November 30, 2025, the Company incurred a net comprehensive loss of ($860,666) and used cash in operating activities of ($113,720), and as of November 30, 2025, had a stockholders' deficit of $625,129 and an accumulated deficit of ($6,067,418). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet;

ii)	income and expenses are translated at average exchange rates for the six months ended November 30, 2025;

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three and six months ended November 30, 2025, and November 30, 2024, were ($3,866) and $3,638, and $0, and $0, respectively.

Foreign exchange rates	November 30, 2025	May 31, 2025

Ending exchange rate US$ to Canada$	1.4026	1.3860
Ending exchange rate Canada$ to US$	0.7288	0.7215

Average exchange rate US$ to Canada$	1.4058	1.3957
Average exchange rate Canada$ to US$	0.7114	0.7165

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2025, and May 31, 2024. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 11,150,000 and zero shares of potential common stock equivalents in outstanding options during the periods ended November 30, 2025, and 2024, respectively, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the three and six months ended November 30, 2025, and November 30, 2024, we incurred $0 and $307,605, and $0 and $0, respectively, in research and development expenses.

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

During the three and six months ended November 30, 2025 and 2024, the Company capitalized $129,720 and $129,720, and $0 and $0, respectively in software development costs.

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

During the three and three and six months ended November 30, 2025, and 2024, the Company had revenue of $0 and $0, and $0 and $0, respectively.

Stock-Based Compensation

Our stock-based compensation awards principally consist of stock options and warrants. The Company follows Section 718-55-10 of the FASB Accounting Standards Codification, which requires, we determine the fair value of the equity-based awards.

We estimate the fair value of stock options and warrants to purchase our common stock using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes option pricing model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

The per share fair value of the underlying common stock;
The exercise price;
The risk-free interest rate
The expected term
The expected stock price volatility over the expected term; and
The expected annual dividend yield.

We recognize the fair value of each option award as compensation expense on a straight-line basis over the requisite service period, which principally range from one to three years. We have elected to account for forfeitures as they occur and initially record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee or contractor forfeits an award because they fail to complete the requisite service period, we will reverse previously recognized stock-based compensation expense in the period the award is forfeited.

The warrants are subject to service-based or time-based vesting terms. For such awards, our accounting requires that we evaluate the probability of achievement of the vesting terms. Management concluded that the achievement of a vesting term is probable, we recognize compensation cost for that award according the vesting schedule.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expenses to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

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

Segment reporting required by ASU 2023-07 Segment Reporting-Improvements to Reportable Segment Disclosures are included in these statements. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended May 31, 2025, that are of significance or potential significance to the Company. See note 9 below.

Note 4 – Property and equipment, net

The Company has recorded the following property and equipment:

	November 30, 2025	May 31, 2025

Software acquisition costs	$102,151	$102,151
Software development in process	129,790	—
Total property and equipment	231,941	102,151
Less accumulated amortization	(102,151)	(102,151)
Net property and equipment	$129,790	$—

Depreciation expense recorded for the years ended November 30, 2025, and 2024 were $0 and $0, respectively.

Note 5– Short term loans payable

Short-term loans payable consists of a number of loans from friends of the Company. The loans are normally on open accounts bearing no interest. On November 30, 2025, and May 31, 2025, the short-term loans totaled $81,010 and $201,330, respectively.

As of August 31, 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert 125,645 in debt and subscriptions to 491,314 shares of common stock. Management determined the fair value of the common stock at the market price on the date of the conversion. A loss of $169,143 was recognized on the settlement of debt.

Note 6 - Related Party Transactions

On June 30, 2025, Pavel Bondarev became a director, shareholder, and a related party.

Accruals and other liabilities

Both Tom Zapatinas and Pavel Bondarev have employment agreements with the Company. These agreements started on July 1, 2025. The base compensation for each person is $10,000 per month. The initial terms are for three years.

As of November 30, 2025, and May 31, 2025, accruals and other current liabilities - related party included accrued officer compensation due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaling $450,000 and $400,000, respectively, and related payroll taxes and deductions totaling $68,725 and $68,725, respectively. As of November 30, 2025, and May 31, 2025, accruals and other current liabilities - related party included accrued officer compensation due to Pavel Bondarev (CEO of Zane Inc and Director of PreAxia) totaling $13,415 and $0, respectively. The accrued officers’ compensation is non-interest bearing and payable or convertible on demand.

During the three and six months ended November 30, 2025, and 2024, Tom Zapatinas, earned $30,000 and $50,000, and $0 and $0, respectively, for executive services provided to the Company and Pavel Bondarev earned $30,000 and $50,000, and $0 and $0, respectively for contracted management services provided to the Company.

Related party loans

As of November 30, 2025, and May 31, 2025, the related party loans included advances payable due to Tom Zapatinas totaled $106,166 and $1,627,421, respectively. During the six months ended November 30, 2025, and 2024, Tom Zapatinas, received $13,415 from the Company and provided $17,737, respectively, in cash. The related party loans consists of the two loans outlined below:

As of November 30, 2025, and May 31, 2025, a convertible promissory note - related party of $0 and $466,817, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per for 4,668,170 shares, per the terms of the note.

As of November 30, 2025, and May 31, 2025, convertible note payable - related party of $0 and $1,058,760, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per for 10,587,600 shares, per the terms of the note.

Intercompany loans have been eliminated.

Note 7 - Stockholders' Equity or Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 43,514,782 and 19,767,698 shares issued and outstanding on November 30, 2025, and May 31, 2025, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On June 30, 2025, the Company issued restricted warrants for 16,500,000 shares of common stock at $0.10 per share to acquire an exclusive contract with a vendor. Using the Black-Scholes model the employment contract was valued at $778,800. Forty percent (40%) of the vested and were issued issued as of the grant date and sixty percent (60%) of the warrants are being held in escrow to be released over the next three (3) years. The value of the management contract is being amortized to expenses over three (3) years.

Also on June 30, 2025, the Company issued restricted warrants for 1,500,000 shares of common stock for past services. The consulting contracts were valued at $70,800. Forty percent (40%) warrants vested and were as of the grant date as consulting expenses and sixty percent (60%) of the warrants are being held in escrow to be released over the next three (3) years. The unissued value of the consulting contract is being amortized to expenses over three (3) years.

2025 Stock Plan

In connection with the ramp up of operations with the signing of the management contract with INARE, the Company adopted the 2025 Stock Plan, which provides for the issuance of stock options, restricted stock warrants and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof.

As of July 1, 2025, 2,800,000 shares of the Company’s Common Stock were available for the grant of awards under the 2025 Stock Plan.

A summary of activity in the Company’s stock-option grants for the six months ended November 30, 2025, is as follows:

Stock Options	Vesting	Number	Value

Outstanding at May 31, 2025	—	—	$—

Issued	550,000	550,000	310,840
Forfeited	(200,000)	(200,000)	(119,960)
Vested	200,000	—	(86,942)
Exercised	—	—	—

Outstanding at November 30, 2025		350,000	$103,938
Unvested at November 30, 2025	150,000

Option inputs
The per share fair value of the underlying common stock;	$0.22 - $0.60
The exercise price;	$0.10
The risk-free interest rate	11%
The expected term	5 yrs
The expected stock price volatility over the expected term	63.20%
The expected annual dividend yield.	0%

The option expense recorded as contract labor costs for the three and six months ended November 30, 2025, and 2024, was $2,682 and $120,764, and $0 and $0, respectively.

Unrecognized compensation expense related to options was $59,836 as of November 30, 2025, and is expected to be recognized over a weighted-average period of 2.8 years.

Warrants

As noted above, the Company issued warrants for 16,500,000 shares of common stock for a management contract. These warrants were valued at $778,800.

During the three and six months ended November 30 2025, and 2024, the Company recognized or $88,331 and $399,851 and $0 and $0, respectively, of the contract value as a management fee.

Consulting contracts

As noted above, the Company issued warrants for 1,500,000 shares of common stock for consulting contracts. These warrants were valued at $70,800.

During the three and six months ended November 30, 2025, and 2024, the Company recognized $8,030 and $36,350 and $0 and $0, of the contract value as consulting expenses.

A summary of warrant activity in the Company for the quarter ended November 30, 2025, is as follows:

Outstanding warrants at May 31, 2025.

Issued	Name	Warrants
	Management contract	16,500,000
	Consulting contracts	1,500,000
		18,000,000

Forfeited		—
Vested and Exercised
	Management contract	6,600,000
	Consulting contracts	600,000
		7,200,000

Outstanding warrants at November 30, 2025		10,800,000

Unrecognized compensation expense related to warrants was $413,398255,746 as of November 30, 2025, and is expected to be recognized over a weighted-average period of 2.8 years.

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

Zane Inc CA started leasing an executive suite on a month-to-month basis in September 2025.

Note 9 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during fiscal years ended, May 31, 2025, and the quarter ended November 30, 2025. At November 30, 2025 the assets consist of cash and software development costs. There were no assets at May 31, 2025.

In July the Company focus switched to personal financial management software development. During the quarter ended November 30, 2025, management determined the Company is only operating in one segment but two locations. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. Corporate expenses associated with public reporting, finance, and management are associated with the US holding Company. Software development and office costs are associated with the Canadian subsidiaries. The basic information on locations is as follows:

Assets	November 30, 2025	May 31, 2025	$ diff	% diff
Canadian assets	$1,409	$—	$1,409	—
US assets	199,287	—	199,287	—
	$200,696	$—	$200,696	—

Operations	November, 2025	November 30, 2024	$ diff	% diff
Canadian revenues	$—	$—	$—	—
Canadian expenses	527,082	(3,510)	530,592	15117%
Net	527,082	(3,510)	530,592	15117%

US revenues	—	—	—	—
US expenses	333,588	(14,783)	348,371	-2357%
Net	333,588	(14,783)	348,371	-2357%

Combined net loss	$860,670	$(18,293)	$878,963	4805%

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and no other subsequent events occurred that required disclosure, except:

Zane Inc CA started leasing an executive suite on a month-to-month basis in September 2025.

On December 10, 2025, the Company sold 800,000 shares of common stock for $200,000 cash.

On March 9, 2026, the Company sold 200,000 shares of common stock for $50,000 in cash.

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

General Overview

Corporate Overview

PreAxia Health Care Payment Systems Inc. (the "Company" or "PreAxia") was incorporated on April 3, 2000, in the State of Nevada. On May 31, 2005, the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. ("Tiempo") in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001. The Company had no operations prior to the date of the aforementioned acquisition. On October 21, 2025, the Company was domiciles in Florida.

The business objective of the Company is the development, distribution, marketing and sale of health care payment processing services and personal financial management applications, websites, and products. The Company’s products are in the development stage.

The operations of the Company were formerly undertaken by its wholly owned subsidiary, PreAxia Health Care Payment Ltd. ("PreAxia Payment"), incorporated pursuant to the laws of the Province of Alberta on November 26, 2015. PreAxia Payment still manages the Calgary office activity.

On May 23, 2025, the Company created a wholly owned subsidiary in Alberta Canada, named Zane Inc. CA. This subsidiary is developing and plans to market personal financial management products and perfect the health care payment processing services. Zane Inc had no operations before June 30, 2025.

On September 11, 2025, the Company created a wholly owned subsidiary in Nevada, named Zane Inc US. This subsidiary will market the personal financial management products and the health care payment processing services in the United States. Zane Inc US had no operations before October 20, 2025.

General Overview

PreAxia Health Care Payment Systems Inc. (the "Company" or "PreAxia") was incorporated on April 3, 2000, in the State of Nevada. On May 31, 2005, the Company acquired all of the outstanding stock of Tiempo de Mexico Ltd. ("Tiempo") in exchange for 5,000,000 shares of the common stock of the Company with a par value of $0.001. The Company had no operations prior to the date of the aforementioned acquisition. On October 21, 2025, the Company was domiciles in Florida.

The business objective of the Company is the development, distribution, marketing and sale of health care payment processing services and personal financial management applications, websites, and products. The Company’s products are in the development stage.

Spawned by the need to address escalating health care costs, changes in the regulatory environment and the growing consumer desire for greater participation in the management of their health benefits, the boundaries between health care and the financial services industries are becoming increasingly blurred. With the trend towards self-directed health payment systems and the growing demand for faster, easier and more convenient benefit services, the insurance and benefits industries are banking on HSA medical payments being their next big growth conduit. Studies suggest that HSAs in the US reached $122.8 billion in assets in 2023 and 33.9 million consumers in 2022, an increase of more than 11% of assets over the prior year. This coupled with the continued growth of the Canadian group insurance industry illustrates the emerging opportunity for innovative health payment services. We intend to initially launch our products in Canada. We believe that Canadian businesses are embracing a new healthcare financing vehicle to provide greater value to employees, increase profitability and get more return from their investment. We intend to provide them with services to capture this market opportunity.

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

The Company will then concentrate on incorporating the comprehensive suite of systems and services directed at the emerging health payment market into personal financial management systems and marketing the combined systems to retail and wholesale customers.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans;

(b)	Fill the positions of senior management sales, administrative and engineering positions.

(c)	Develop state-of-the-art personal financial management applications for younger professionals.

(d)	Penetrate markets in Canada, the United States and worldwide, with comprehensive financial and health care products and services; and

(e)	Build up a network of strategic alliances with several types of large employers, health insurance companies, governments and other alliances in various vertical markets.

Liquidity and Capital Resources

As of November 30, 2025, PreAxia's cash balance was $13,846 compared to $0 as of May 31, 2025. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of ($754,919) as of November 30, 2025, compared with a working capital deficit of ($2,341,169) as of May 31, 2025.

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

Working Capital

	November 30, 2025	May 31, 2025

Current Assets	$13,846	$—
Current Liabilities	(768,765)	(2,341,169)
Working Capital Deficit	$(754,919)	$(2,341,169)

There are no assurances that we will be able to obtain the funds required for our continued operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease the operation of our business. The decrease in our working capital deficit of $2,136,246 was primarily due to the conversion of debt, the sale of stock for cash, and stock issued for services.

The increase in our working capital deficit of $1,837,532 was primarily due to the conversion of debt, the sale of stock for cash, and stock issued for services.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations - Three Months ended November 30, 2025, and November 30, 2024

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended November 30, 2025, and 2024.

For the three months ended November 30, 2025, and 2024

Our operating results for the three months ended November 30, 2025, compared to the three months ended November 30, 2024, are described below:

Revenue

During the three months ended November 30, 2025, and 2024, the Company had revenue of $0 and $0, respectively.

Expenses

Our total expenses for the three months ended November 30, 2025, were $112,055 compared to $13,666 for the three months ended November 30, 2024. The increase in total expenses of $98,389 for the three months ended November 30, 2025, is due to an increase in of $8,030 in consulting costs, an increase in of $70,444 in management costs, an increase of $16,616 in professional fees, and an increase in office and administration fees of $3,299.

Consulting Fees

During each of the three months ended November 30, 2025, two contractors received $8,030 in consulting fees, compared to $0 consulting fees paid during the three months ended November 30, 2024.

Research and Development

Research and development expenses during the three months ended November 30, 2025, increased by $0 to $0, as compared to $0 during the three months ended November 30, 2024. During the three months ended November 30, 2025 and 2024, a total of $129,790 and $0, respectively of development costs were capitalized.

Management and labor

During each of the three months ended November 30, 2025, and November 30, 2024, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $0, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities - related party.

Pavel Bondarez, a director and CEO of Zane Inc CA and Zane Inc US, earned $30,000 for management services and recognized three months of restricted stock warrant award equaling $88,331. His compensation was split between management and research and development during the three months ended November 30, 2025. He received $0 in the three months ended November 30, 2024.

Professional Fees

Professional fees during the three months ended November 30, 2025, increased by $16,616 to $28,899, as compared to $12,283 during the three months ended November 30, 2024.

Interest Income and Expense

Interest-net consists of $175 of interest income and ($0) of interest expense the three months ended November 30, 2025, and $0 for the three months ended November 30, 2024. Accounts payable, accrued liabilities - related party loans, and short-term loans are non-interest bearing.

Results of Operations - Six Months ended November 30, 2025, and November 30, 2024

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the six months ended November 30, 2025, and 2024.

For the six months ended November 30, 2025, and 2024

Our operating results for the six months ended November 30, 2025, compared to the six months ended November 30, 2024, are described below:

Revenue

During the six months ended November 30, 2025, and 2024, the Company had revenue of $0 and $0, respectively.

Expenses

Our total expenses for the six months ended November 30, 2025, were $688,189 compared to $18,293 for the six months ended November 30, 2024. The increase in total expenses of $669,896 for the six months ended November 30, 2025, is due to an increase in of $36,350 in consulting expenses, an increase of $307,605 in management costs, an increase of $45,925 in professional fees, and an increase in office and administration fees of $16,612.

Consulting Fees

During each of the six months ended November 30, 2025, two contractors received $36,350 in consulting fees, compared to $0 consulting fees paid during the six months ended November 30, 2024.

Research and Development

Research and development expenses during the six months ended November 30, 2025, increased by $0 to $307,605, as compared to $0 during the six months ended November 30, 2024. Most of the increase was due to contractors and office expense allocated to developing new software. During the six months ended November 30, 2025 and 2024, a total of $120,790 and $0, respectively of development costs were capitalized.

Management and labor

During each of the six months ended November 30, 2025, and November 30, 2024, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $50,000 and $0, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities - related party.

Pavel Bondarez, a director and CEO of Zane Inc CA and Zane Inc US, earned $50,000 for management services and recognized six months of restricted stock award equaling $399,851. His compensation was split between management and research and development during the six months ended November 30, 2025. He received $0 in the six months ended November 30, 2024.

Professional Fees

Professional fees during the six months ended November 30, 2025, increased by $45,925 to $60,708, as compared to $14,783 during the six months ended November 30, 2024.

Interest Expense

Interest-net consists of $257 of interest income and ($13) of interest expense the six months ended November 30, 2025, and $0 for the six months ended November 30, 2024. Accounts payable, accrued liabilities - related party loans, and short-term loans are non-interest bearing.

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

Stock-Based Compensation

Our stock-based compensation awards principally consist of stock options and restricted stock warrants. In each case, we must determine the fair value of the equity-based awards.

We estimate the fair value of stock options and warrants to purchase our common stock using the Black-Scholes-Merton (“Black-Scholes”) option-pricing model. The Black-Scholes option pricing model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include:

The per share fair value of the underlying common stock;
The exercise price;
The risk-free interest rate
The expected term
The expected stock price volatility over the expected term; and
The expected annual dividend yield.

We recognize the fair value of each award as compensation expense on a straight-line basis over the requisite service period, which principally range from one to three years. We have elected to account for forfeitures as they occur and initially record stock-based compensation expense assuming all option holders will complete the requisite service period. If an employee or contractor forfeits an award because they fail to complete the requisite service period, we will reverse previously recognized stock-based compensation expense in the period the award is forfeited.

The restricted stock warrants are subject to service-based or time-based vesting terms. For such awards, our accounting requires that we evaluate the probability of achievement of the vesting terms. When we conclude that the achievement of a vesting term is probable, we recognize compensation cost for that award. If the service period extends into the future, we recognize the cost as a prepaid expense and amortize the cost over the length of the service period on a straight-line basis.

We issued warrants to purchase common stock to service providers in exchange for services to us and we determined that those options should be accounted for as equity-classified awards. We determine the fair value of these warrants at the date of issuance using the Black-Scholes option pricing model, based on the variables and assumptions discussed above, and recognize the fair value as stock-based compensation expense in our consolidated statements of operations and comprehensive loss as the options vest.

We classify stock-based compensation expense in our consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified. In future periods, we expect stock-based compensation expenses to increase, due in part to our existing unrecognized stock-based compensation expense and as we grant additional stock-based awards to continue to attract and retain employees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2025, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended November 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM lA. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1C. CYBERSECURITY

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks arising from cybersecurity threats. Our Chief Financial Officer and Chief Operating Officer are primarily responsible for assessing and managing material risks from cybersecurity threats on a day-to-day basis. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our management team is additionally responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole. We additionally may utilize the assistance of a third-party service provider, an information technology systems service for purposes of broadly managing our cybersecurity risks.

We have not maintained any current customer lists or sensitive data, but will create the procedures to assess, identify, and manage material risks from cybersecurity threats in the upcoming year.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: April 21, 2026

