Form 10-Q
period 2026-02-28
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2026-05-15
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

or

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

As of April 29, 2026 the registrant had 44,714,782 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month or nine month period ended February 28, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2026. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia's Annual Report on Form 10-K for the year ended May 31, 2025.

 2

PreAxia Health Care Payment Systems Inc.
Condensed Consolidated Balance Sheets
As of February 28, 2026, and May 31, 2025 Unaudited

	February 28, 2026	(Audited) May 31, 2025
Assets
Current assets
Cash and cash equivalents	$57,330	$—
Total current assets	57,330

Property and equipment, net	385,450	—

Total assets	$442,780	$—

Liabilities and Shareholders' Equity or Deficit
Current liabilities
Accounts payable and accruals	$78,923	$43,683
Accruals and other current liabilities - related party	564,656	468,725
Related party loans	82,242	1,627,421
Bank indebtedness		10
Short-term loans payable	81,010	201,330
Total current liabilities	806,831	2,341,169

	806,831	2,341,169

Commitments and Contingencies (Note 9)

Shareholders' Equity or Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,44,314,782 and 19,767,698 issued and outstanding at February 28, 2026 and May 31, 2025, respectively	44,315	19,768
Additional paid in capital	5,698,188	2,782,203
Stock subscription		7,825
Accumulated deficit	(6,161,752)	(5,210,390)
Accumulated other comprehensive income	55,198	59,425
Total shareholders' equity or deficit	(364,051)	(2,341,169)

Total liabilities and shareholders' equity or deficit	$442,780	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three and Nine months Ended February 28, 2026, and 2025

Unaudited

	Three Months Ended February 28, 2026	Three Months Ended February 28, 2025	Nine Months ended February 28, 2026	Nine Months ended February 28, 2025
Revenues	$—	$—	$—	$—

General and administrative expenses
Consulting	8,030		44,980	—
Research and development	—	—	307,605
Management and labor	74,312	—	337,116	—
Professional fees	6,883	8,921	67,591	23,704
General and administration	5,434	4,542	25,556	8,052
	94,659	13,463	782,848	31,756

Operating loss	(94,659)	(13,463)	(782,848)	(31,756)

Other income(expense)
Interest income	310	—	567	—
Interest expense	—		(13)
Other income	15	—	75	—
Loss on settlements	—	—	(169,143)	—
Net loss before income taxes	(94,334)	(13,463)	(951,362)	(31,756)

Less Income tax expense	—	—	—	—
Net loss	(94,334)	(13,463)	(951,362)	(31,756)

Other comprehensive income(loss)	(589)		(4,227)	—
Net comprehensive loss	$(94,923)	$(13,463)	$(955,589)	$(31,756)

Weighted average shares	44,225,894	19,767,698	40,858,101	19,767,698
Earnings per share - basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit
For the Three and Nine months Ended February 28, 2026, and 2025
Unaudited

	Number of shares	Par $0.001 Common stock	Additional Paid in Capital	Stock Subscription	Other Comp Income	Accumulated deficit	Total
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,128,380)	$(2,396,179)
Net loss		—	—			(4,627)	(4,627)
Balance, August 31, 2024	19,767,698	19,768	2,655,236	—	57,197	(5,133,007)	(2,400,806)
Net loss		—	—		—	(13,666)	(13,666)
Balance, November 30, 2024	19,767,698	$19,768	$2,655,236	$—	$57,197	$(5,146,673)	$(2,414,472)
Net income (loss)	—	—	—		1,356	(10,797)	(9,441)
Balance, February 28, 2025	19,767,698	19,768	2,655,236	—	58,553	(5,157,470)	(2,423,913)
							—
Balance, May 31, 2025	19,767,698	$19,768	$2,782,203	$7,825	$59,425	$(5,210,390)	$(2,341,169)
Stock issued for cash	800,000	800	199,200	—	—	—	200,000
Stock issued for debt	15,255,770	15,256	1,510,321	—	—	—	1,525,577
Stock issued for short-term loans	491,314	491	294,297	(7,825)	—	—	286,963
Proceeds from options exercised	7,200,000	7,200	—	—	—		7,200
Warrant and option expense	—	—	457,922		—	—	457,922
Net income (loss)	—	—	—	—	228	(745,208)	(744,980)
Balance, August 31, 2025	43,514,782	43,515	5,243,943	—	59,653	(5,955,598)	(608,487)
Warrant and option expense	—	—	99,044	—	—	—	99,044
Net income (loss)	—	—	—	—	(3,866)	(111,820)	(115,686)
Balance, November 30, 2025	43,514,782	$43,515	$5,342,987	$—	$55,787	$(6,067,418)	$(625,129)
Stock issued for cash	800,000	800	199,200		—	—	200,000
Warrant and option expense	—	—	156,001	—	—	—	156,001
Net income (loss)	—	—	—	—	(589)	(94,334)	(94,923)
Balance, February 28, 2026	44,314,782	$44,315	$5,698,188	$—	$55,198	$(6,161,752)	$(364,051)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Cash Flows

Nine months Ended February 28, 2026, and 2025

	Nine Months ended February 28, 2026	Nine Months ended February 28, 2025
Cash used in Operating activities
Net loss	(951,362)	(31,756)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on settlement of debt	169,143	—
Option expense	535,227	—
Shares issued for services	7,200	—
Changes in non-cash working capital:
Accounts payable	35,241	8,148
Other current liabilities	95,931
Net cash flows used by operating activities	(108,620)	(23,608)

Investing activities
Purchase of property and equipment	(207,711)	—
Net cash flows from investing activities	(207,711)	—

Financing activities
Bank overdrafts	(10)	(398)
Proceeds from long term debt	16,945	—
Repayments on long term debt	(19,445)	—
Proceeds from related parties	23,709	24,030
Repayments to related parties	(43,311)	(35)
Proceeds from sale of stock	400,000	—
Net cash flows from financing activities	377,888	23,597

Foreign currency change	(4,227)	—

Increase in cash during the year	57,330	(11)
Cash, beginning of the period	—	14
Cash, end of the period	$57,330	$3

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$13	$—
Stock issued for related party debt	$1,525,577	$—
Stock issued for short-term debt	$117,820	$—
Warrant and option expense for assets	$177,739	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended February 28, 2026, and May 31, 2025

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three and nine months ended February 28, 2026, and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2025 was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2025 included in the Company's Annual Report on Form I0-K filed with the Securities and Exchange Commission (the "SEC") on September 30, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., (ii) Zane Inc CA, and (iii) Zane Inc. US. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended February 28, 2026, the Company incurred a net comprehensive loss of ($955,589) and used cash in operating activities of ($108,620), and as of February 28, 2026, had a stockholders' deficit of ($364,051) and an accumulated deficit of ($6,161,752). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet;

ii)	income and expenses are translated at average exchange rates for the nine months ended February 28, 2026;

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three and nine months ended February 28, 2026, and February 28, 2025, were $(589) and ($4,227) and $0, and $0, respectively.

Foreign exchange rates	February 28, 2026	May 31, 2025

Ending exchange rate US$ to Canada$	1.3676	1.3860
Ending exchange rate Canada$ to US$	0.7312	0.7215

Average exchange rate US$ to Canada$	1.3648	1.3957
Average exchange rate Canada$ to US$	0.7274	0.7165

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2026, and May 31, 2025 The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 11,600,000   and zero shares of potential common stock equivalents in outstanding warrants and options during the periods ended February 28, 2026, and 2025, respectively, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the three and nine months ended February 28, 2026, and February 28, 2025, we incurred $0 and $307,605, and $0 and $0, respectively, in research and development expenses.

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

During the three and nine months ended February 28, 2026 and 2025, the Company capitalized $255,660 and $385,450, and $0 and $0, respectively in software development costs.

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

During the three and three and nine months ended February 28, 2026, and 2025 the Company had revenue of $0 and $0, and $0 and $0, respectively.

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

Note 4 – Property and equipment, net

The Company has recorded the following property and equipment:

	February 28, 2026	May 31, 2025

Software acquisition costs	$102,151	$102,151
Software development in process	385,450	—
Total property and equipment	487,601	102,151
Less accumulated amortization	(102,151)	(102,151)
Net property and equipment	$385,450	$—

Depreciation expense recorded for the years ended February 28, 2026, and 2025 were $0 and $0, respectively.

Note 5– Short term loans payable

Short-term loans payable consists of a number of loans from friends of the Company. The loans are normally on open accounts bearing no interest. On February 28, 2026, and May 31, 2025, the short-term loans totaled $81,010 and $201,330, respectively.

As of August 31, 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert 125,645 in debt and subscriptions to 491,314 shares of common stock. Management determined the fair value of the common stock at the market price on the date of the agreement to convert. A loss of $169,143 was recognized on the settlement of debt.

Note 6 - Related Party Transactions

On June 30, 2025, Pavel Bondarev became a director, shareholder, and a related party.

Accruals and other liabilities

Both Tom Zapatinas and INARE  have employment agreements with the Company. These agreements started on July 1, 2025. The base compensation for each person was $10,000 per month. The initial terms are for three years. The base compensation for INARE was increased to $12,000 per month as of December 1, 205.

As of February 28, 2026, and May 31, 2025, accruals and other current liabilities - related party included accrued officer compensation due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaling $480,000 and $400,000, respectively, and related payroll taxes and deductions totaling $68,725 and $68,725, respectively. As of February 28, 2026, and May 31, 2025, accruals and other current liabilities - related party included accrued officer compensation due to INARE (Pavel Bondarev CEO of Zane Inc and Director of PreAxia) totaling $15,931 and $0, respectively. The accrued officers’ compensation is non-interest bearing and payable or convertible on demand.

During the three and nine months ended February 28, 2026, and 2025 Tom Zapatinas, earned $30,000 and $80,000, and $0 and $0, respectively, for executive services provided to the Company and INARE earned $36,000 and $86,000 , and $0 and $0, respectively for contracted management services provided to the Company.

Related party loans

As of February 28, 2026, and May 31, 2025, the related party loans included advances payable due to Tom Zapatinas totaled $82,242 and $1,627,421, respectively. During the nine months ended February 28, 2026, and 2025, Tom Zapatinas, received $43,311 from the Company and provided $23,709, respectively, in cash. The related party loans consists of the two loans outlined below:

As of February 28, 2026, and May 31, 2025, a convertible promissory note - related party of $0 and $466,817, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per for 4,668,170 shares, per the terms of the note.

As of February 28, 2026, and May 31, 2025, convertible note payable - related party of $0 and $1,058,760, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per for 10,587,600 shares, per the terms of the note.

Intercompany loans have been eliminated.

Note 7 - Stockholders' Equity or Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 44,314,782 and 19,767,698 shares issued and outstanding on February 28, 2026, and May 31, 2025, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On June 30, 2025, the Company issued restricted warrants for 16,500,000 shares of common stock at $0.001 per share to acquire an exclusive contract with a vendor. Using the Black-Scholes model the employment contract was valued at $778,800. Forty percent (40%) of the vested and were issued as of the grant date and sixty percent (60%) of the warrants are being held in escrow to be released over the next three (3) years. The value of the management contract is being amortized to expenses over three (3) years.

Also on June 30, 2025, the Company issued restricted warrants for 1,500,000 shares of common stock at $0.001 per share for past services. The consulting contracts were valued at $70,800. Forty percent (40%) warrants vested and were as of the grant date as consulting expenses and sixty percent (60%) of the warrants are being held in escrow to be released over the next three (3) years. The unissued value of the consulting contract is being amortized to expenses over three (3) years.

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

As of July 1, 2025, 2,800,000 shares of the Company’s Common Stock were available for the grant of awards under the 2025 Stock Plan.

A summary of activity in the Company’s stock-option grants for the nine months ended February 28, 2026, is as follows:

Stock Options	Vesting	Number	Value

Outstanding at May 31, 2025	—	—	$—

Issued	1,100,000	1,100,000	402,674
Forfeited	(300,000)	(300,000)	(172,640)
Vested/expensed	(500,000)	—	(180,474)
Exercised	—	—	—

Outstanding at February 28, 2026	—	800,000	$49,560
Unvested at February 28, 2026	300,000

Option inputs
The per share fair value of the underlying common stock;	$0.22 - $0.60
The exercise price;	$0.001 - $0.15
The risk-free interest rate	11%
The expected term	5 yrs
The expected stock price volatility over the expected term	114.49%
The expected annual dividend yield.	0%

The option expense recorded as contract labor costs for the three and nine months ended February 28, 2026, and 2025, was $59,710 and $180,474, and $0 and $0, respectively.

Unrecognized compensation expense related to options was $49,560 as of February 28, 2026, and is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

As noted above, the Company issued warrants for 16,500,000 shares of common stock for a management contract. These warrants were valued at $778,800.

During the three and nine months ended February 28, 2026 and 2025   the Company recognized or $88,331 and $488,183 and $0 and $0, respectively, of the contract value as a management fee.

Consulting contracts

As noted above, the Company issued warrants for 1,500,000 shares of common stock for consulting contracts. These warrants were valued at $70,800.

During the three and nine months ended February 28, 2026, and 2025, the Company recognized $8,030 and $44,380, and $0 and $0 of the contract value as consulting expenses.

A summary of warrant activity in the Company for the quarter ended February 28, 2026, is as follows:

Outstanding warrants at May 31, 2025.

Issued	Name	Warrants
	Management contract	16,500,000
	Consulting contracts	1,500,000
		18,000,000
Forfeited
Vested and Exercised
	Management contract	6,600,000
	Consulting contracts	600,000
		7,200,000

Outstanding warrants at February 28, 2026		10,800,000

Unrecognized compensation expense related to warrants was $317,037 as of February 28, 2026, and is expected to be recognized over a weighted-average period of 2.3 years.

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

Note 9 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during fiscal years ended, May 31, 2025, and the quarter ended February 28, 2026. At February 28, 2026 the assets consist of cash and software development costs. There were no assets at May 31, 2025.

In July the Company focus switched to personal financial management software development. During the quarter ended February 28, 2026, management determined the Company is only operating in one segment but two regions. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. Corporate expenses associated with public reporting, finance, and management are associated with the US holding Company. Software development and office costs are associated with the Canadian subsidiaries. The basic information on regions is as follows:

Assets	February 28, 2026	May 31, 2025	$ diff	% diff
Canadian assets	$6,499	$—	$6,499	—
US assets	436,281	—	436,281	—
	$442,780	$—	$442,780	—

Operations	February 28, 2026	February 28, 2025	$ diff	% diff
Canadian revenues	$—	$—	$—	—
Canadian expenses	582,600	(8,052)	590,652	-7335%
Net	582,600	(8,052)	590,652	-7335%

US revenues	—	—	—	—
US expenses	372,989	(23,704)	396,693	-1674%
Net	372,989	(23,704)	396,693	-1674%

Combined net loss	$955,589	$(31,756))	$987,345	-3109%

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and no other subsequent events occurred that required disclosure, except:

On March 6,2026, a contractor exercised his option on 200,000 shares of common stock for $20,000.

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

Liquidity and Capital Resources

As of February 28, 2026, PreAxia's cash balance was $57,330 compared to $0 as of May 31, 2025. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of ($749,501) as of February 28, 2026, compared with a working capital deficit of ($2,341,169) as of May 31, 2025.

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

Working Capital

	February 28, 2026	May 31, 2025

Current Assets	$57,330	$—
Current Liabilities	(806,831)	(2,341,169)
Working Capital Deficit	$(749,501)	$(2,341,169)

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

The decrease in our working capital deficit of $1,597,668 was primarily due to the conversion of debt, the sale of stock for cash, and stock issued for services.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations - Three Months ended February 28, 2026, and February 28, 2025

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended February 28, 2026, and 2025.

For the three months ended February 28, 2026, and 2025

Our operating results for the three months ended February 28, 2026, compared to the three months ended February 28, 2025, are described below:

Revenue

During the three months ended February 28, 2026, and 2025, the Company had revenue of $0 and $0, respectively.

Expenses

Our total expenses for the three months ended February 28, 2026, were $94,659 compared to $13,463 for the three months ended February 28, 2025. The increase in total expenses of $81,196 for the three months ended February 28, 2026, is due to an increase in of $8,030 in consulting costs, an increase in of $74,312 in management costs, a decrease of ($2,038) in professional fees, and an increase in office and administration fees of $892.

Consulting Fees

During each of the three months ended February 28, 2026, two contractors received $8,030 in consulting fees, compared to $0 consulting fees paid during the three months ended February 28, 2025.

Research and Development

Research and development expenses during the three months ended February 28, 2026, were $0, as compared to $0 during the three months ended February 28, 2025.   During the three months ended February 28, 2026, and 2025, a total of $255,660 and $0, respectively of development costs were capitalized.

Management and labor

During each of the three months ended February 28, 2026, and February 28, 2025, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $0, respectively, for consulting services provided to the Company, which is included in accrued liabilities - related party.

INARE, a director and CEO of Zane Inc CA and Zane Inc US, earned $36,000  for management services and recognized three months of restricted stock warrant award equaling $88,331. His compensation was split between management and software development   during the three months ended February 28, 2026. He received $0 in the three months ended February 28, 2025.

Professional Fees

Professional fees during the three months ended February 28, 2026, decreased by $2,038 to $6,883, as compared to $8,921 during the three months ended February 28, 2025.

Interest Income and Expense

Interest-net consists of $310 of interest income and ($0) of interest expense the three months ended February 28, 2026, and $0 for the three months ended February 28, 2025. Accounts payable, accrued liabilities - related party loans, and short-term loans are non-interest bearing.

Results of Operations - Nine months ended February 28, 2026, and February 28, 2025

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the nine months ended February 28, 2026, and 2025.

For the nine months ended February 28, 2026, and 2025

Our operating results for the nine months ended February 28, 2026, compared to the nine months ended February 28, 2025, are described below:

Revenue

During the nine months ended February 28, 2026, and 2025, the Company had revenue of $0 and $0, respectively.

Expenses

Our total expenses for the nine months ended February 28, 2026, were $782,848 compared to $31,756 for the nine months ended February 28, 2025. The increase in total expenses of $751,092 for the nine months ended February 28, 2026, is due to an increase of $44,980 in consulting expenses, an increase of $307,605 in research and development, an increase of $337,116 in management costs, an increase of $43,887 in professional fees, and an increase in office and administration fees of $17,504.

Consulting Fees

During each of the nine months ended February 28, 2026, two contractors received $44,980 in consulting fees, compared to $0 consulting fees paid during the nine months ended February 28, 2025.

Research and Development

Research and development expenses during the nine months ended February 28, 2026, increased by $307,605   to $307,605, as compared to $0 during the nine months ended February 28, 2025. Most of the increase was due to contractors and office expense allocated to developing new software. During the nine months ended February 28, 2026 and 2025, a total of $385,450 and $0, respectively of development costs were capitalized.

Management and labor

During each of the nine months ended February 28, 2026, and February 28, 2025, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $80,000 and $0, respectively, for consulting services provided to the Company, which is included in accrued liabilities - related party.

INARE, as director and CEO of Zane Inc CA and Zane Inc US, earned $86,000  for management services and recognized nine months of restricted stock award equaling $488,183. His compensation was split between management and software development during the nine months ended February 28, 2026. He received $0 in the nine months ended February 28, 2025.

Professional Fees

Professional fees during the nine months ended February 28, 2026, increased by $43,887 to $67,591, as compared to $23,704 during the nine months ended February 28, 2025.

Interest Expense

Interest-net consists of $567of interest income and ($13) of interest expense the nine months ended February 28, 2026, and $0 for the nine months ended February 28, 2025. Accounts payable, accrued liabilities - related party loans, and short-term loans are non-interest bearing.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2026, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended February 28, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended February 28, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: May 15, 2026

