Form 10-K
period 2026-05-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2026-09-04
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2026

or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s telephone number, including area code) (403) 850-4120

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
Yes [   ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part Ill of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule I 2b-2 of the Act). Yes [ ] No [X]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Approximately $494,059 on November 30, 2025.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

48,314,782 shares of common stock as of August 26, 2026

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

On September 1, 2025, The Company created a wholly owned subsidiary in Nevada USA to market the personal financial management products and the health care payment processing services in the United States. Zane Inc US had no operations before October 20, 2025.

General Overview

PreAxia Payment is a company which intends to deliver a comprehensive suite of solutions and services directed at the emerging financial markets

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

The HAS project is on hold until the ZaneMoney and Money.net development is completed.

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

PreAxia intends to achieve service volume and the associated economies of scale through marketing directly to select target customers that provide the necessary transaction volumes, through market specific channel partners and through an education based public relations strategy geared to the small to mid sized employers including the brokers and financial advisors utilized by these businesses. The channel strategy is supported in the solution design, as multiple channel partners may require custom pricing and compensation.

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

Research and Development

For the year ended May 31, 2026, and 2025, we incurred $307,868 and $0 in research and development expenses.

Employees

PreAxia has one full-time consultant, our President, Mr. Tom Zapatinas effective September 1, 2011. His contract as an independent contractor was renewed as of June 30, 2025, at $10,000 per month.

We anticipate that we will hire additional key staff, as contractors, throughout 2025 and 2026 in areas of administration/accounting, business development, operations, sales/marketing and research/development.

On July 1, 2025, the Company contracted with Independent Analytical Research (INARE) and Pavel Bondarev to provide consulting and professional services in business development, execution, and related areas to achieve the objectives set by PreAxia's Board of Directors and leadership team-specifically, the launch of the Zane mobile banking and personal finance management platform and the attainment of agreed-upon business goals and metrics. Mr. Bondarev will act as Chief Executive Officer on the Zane subsidiaries. His contract is for $12,000 per month staring on July 1, 2025 and stock awards vesting each of the next three years.

Zane Inc CA normally has from three (3) to eight (8) software developer under contract at any one time.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM1C. CYBERSECURITY

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets Pink Sheets under the symbol PAXH.

Following is a report of high and low bid prices for each quarterly period for the years ended May 31, 2026, and 2025.

Quarter Ended	High	Low
05/31/2026	$0.220	$0.220
02/28/2026	$0.220	$0.220
11/302025	$0.220	$0.220
8/31/2025	$0.600	$0.0076
05/31/2025	$0.057	$0.057
02/28/2025	$0.057	$0.057
11/30/2024	$0.057	$0.057
08/31/2024	$0.057	$0.0565
05/31/2024	$0.057	$0.057

Holders of Our Common Stock

As of May 31, 2026, there were 98 holders of record of our common stock, and 44,714,782 shares of common stock were outstanding. There is currently only one class of common stock with one vote per share.

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

Equity Compensation Plans

We adopted and approved a stock option plan on January 28, 2010. This plan was re-affirmed on June 30, 2025, for 2,800,000 stock options. The following table provides a summary of the number of options granted under our stock option plan, the weighted average exercise price and the number of options remaining available for issuance all as of May 31, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	200,000	$0.150	2,600,000
Equity compensation plans not approved by security holders	None	N/A	None
Total	200,000	$0.15	2,600,000

Recent Sales of Unregistered Securities

The Company sold 1,800,000 shares of common stock for $450,000 in cash under Section 144, during the fiscal years ended May 31, 2026. No unregistered stock sales were made in the fiscal year ended May 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal years ended May 31, 2026, or 2025.

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

The platform centers around three breakthrough innovations:

1.	High-Interest Super Account (HISA): Eliminates boundaries between checking, savings, and investment accounts, allowing every dollar to grow at an estimated 10% APY average while remaining instantly accessible

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

Liquidity and Capital Resources

As of May 31, 2026, PreAxia's cash balance was $1,003 compared to $0 as of May 31, 2025. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of ($966,177) as of May 31, 2026, compared with a working capital deficit of ($2,314,169) as of May 31, 2025.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders and our ability to achieve and maintain profitable operations. PreAxia's cash and cash equivalents will not be sufficient to meet its working capital requirements for the next twelve-month period. We will not initially have any cash flow from operating activities as we are in the startup stage. We project that we will require an estimated $1,800,000 over the next twelve-month period to pay our arms-length creditors approximately $200,000 plus an additional

$1,600,000 to complete our business plan. The Company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities or by way of loans or such other means as PreAxia may determine.

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

The decrease in our working capital deficit of $1,374,992 was primarily due to increases in accounts payable, officer compensation accrual, accrued interest – RP, conversion of short-term loans, conversion of related loans payable , a new related party loan of $25,000, and payments on related party loans.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations - Years ended May 31, 2026, and 2025

For the years ended May 31, 2026, and 2025

Our operating results for the years ended May 31, 2026, compared to the years ended May 31, 2025, are described below:

Revenue

During the years ended May 31, 2026, and 2025, the Company had revenue of $0 and $0, respectively. The Company earns a 10% commission on amounts reimbursed for eligible expenses.

Expenses

Our total expenses for the year ended May 31, 2026, were $992,700 compared to $152,124 for the year ended May 31, 2025. The increase in total expenses of $840,576 for the year ending May 31, 2026, is noted below.

Management and labor

During each of the years ended May 31, 2026, and 2025, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $110,000 and $100,000, respectively, for services provided to the Company, which is included in accounts payable and accrued liabilities - related party. The CEO of our Zane CA subsidiary earned $308,598in cash and warrants after an allocation to research and development and capitalized software costs and for the year ended May 31, 2026, and $0 for the year ended May 31, 2025.

Research and Development

Research and development expenses during the year ended May 31, 2026, was $307,605 as compared to $0 during the year ended May 31, 2025. The increase is due to the design of new software products.

Consulting

Consulting fees for the year ended May 31, 2026, were $103,010 compared to $0 for the year ended May 31, 2025. The increase is due to new operations.

Professional Fees

Professional fees for the year ended May 31, 2026, were $90,547 compared to $47,478 during the year ended May 31, 2025. Professional fees increased due to an increase in costs related to the audit.

Sales and marketing expenses

Sales and marketing expenses during the year ended May 31, 2026, were $24,592 compared to $0 during the year ended May 31, 2025. The increase of $24,592 was due to new product launch.

Depreciation and amortization

Amortization of software during the year ended May 31, 2026, was $16,732 compared to $0 during the year ended May 31, 2025. The increase is due to new products being developed.

General and administrative expenses

General and administrative fees during the year ended May 31, 2026, were $31,616 compared to $4,646 during the year ended May 31, 2025. The increase of $26,970 was due to increased operations and depreciation.

Interest Expense

Interest expense for the year ended May 31, 2026, was $326 compared to $0 for the year ended May 31, 2025. The increase is due to increased operations and credit card usage. Accounts payable and accrued liabilities - related party, convertible note payable - related party and loans payable - shareholders are non-interest bearing.

Gain on settlement

The Company recorded a loss on settlement of ($169,143) during the year ended May 31, 2026, compared to a gain of $70,114 gain during the year ended May 31, 2025. The loss on settlement in 2026 was due to the conversion of debt at below market prices for the stock. The gain on settlement in 2025 was due to the settlement of old accounts payable. In May 2025, the Board of Directors evaluated a number of vendor balances in accounts payable. They determined that the president had personally paid many of the small balances and did not claim the expenses. Other balances were determined to be left over from incomplete or unsatisfactory performance. None of the old balances were subject to collection action or suits. The president waived his right to claim the expenses he paid. The Company recorded a gain on settlement with the removal of the old account payable balances.

Critical Accounting Policies

We have identified certain accounting policies described below that are the most important to the portrayal of our current financial condition and results of operations. Please refer to Note 2 of the accompanying consolidated financial statements for a full and complete disclosure of our accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Reports of Registered Accounting Firms	F-1 - 2

Consolidated Financial Statements

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations and Comprehensive Loss	F-4

Consolidated Statements of Changes in Shareholders' Deficit	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of PreAxia Health Care Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of PreAxia Health Care Systems, Inc.. (the Company) as of May 31, 2026 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended May 31, 2026, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2026 and the results of its operations and its cash flows for the year ended May 31, 2026 in conformity with accounting principles generally accepted in the United States of America. The financial statements of PreAxia Health Care Systems, Inc., as of May 31, 2025, were audited by other auditors whose report dated September 30, 2025, expressed an unqualified opinion on those financial statements.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company has incurred recurring losses from operations and had not yet achieved profitable operations as of May 31, 2026 which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of capitalized internally developed software costs asset

Critical Audit Matter Description

As described in Note 2 and 4 to the consolidated financial statements, during the year ended May 31, 2026, the Company began developing software and capitalized certain costs incurred during the application development stage. These costs primarily include developer costs based on the amount of time spent on qualifying development activities, as well as certain software and other costs directly associated with the development of the software. Management applies judgment in determining whether development activities and related costs qualify for capitalization, including estimating the amount of developer time attributable to projects in the application development stage.

We identified the determination of capitalized internally developed software costs as a critical audit matter because of the degree of subjectivity involved in assessing which projects and costs met the capitalization criteria.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following.

•	We reviewed the Company’s process to capitalize software development costs, including the determination of which software development projects and related costs met the capitalization criteria.
•	We obtained confirmations from project leaders regarding the amount of time spent on software development activities, the development status of the projects, and the allocation of costs among the respective projects.
•	We attended a product demonstration and obtained an understanding of the current development status and functionality of the Company’s software.
•	We tested the capitalized software development costs by examining the rollforward and related amortization calculations, testing a sample of capitalized costs to supporting documentation, and inspecting agreements with contracted developers.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2026.

The Woodlands, TX

September 4, 2026

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

Spokane, Washington

September 30, 2025

PreAxia Health Care Payment Solutions Inc

Consolidated Balance Sheets

As of May 31, 2026 and 2025

	May 31, 2026	May 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,003	$—
Other current assets	—	—
Total current assets	1,003	—

Property and equipment, net	582,610	—
Total assets	$583,613	$—

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accruals	$207,198	$43,683
Accruals and other current liabilities - related party	579,038	468,725
Related party loans	66,838	1,627,421
Bank indebtedness	—	10
Convertible notes – related party	25,000	—
Short-term loans payable	89,106	201,330
Total current liabilities	967,180	2,341,169

	967,180	2,341,169

Commitments and Contingencies (Note 11)

Shareholders' Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,44,714,782 and 19,767,698 issued and outstanding at May 31, 2026 and May 31, 2025 respectively	44,715	19,768
Additional paid in capital	5,885,995	2,782,203
Stock subscription	—	7,825
Accumulated deficit	(6,371,861)	(5,210,390)
Accumulated other comprehensive income	57,584	59,425
Total shareholders' deficit	(383,567)	(2,341,169)
Total liabilities and shareholders' deficit	$583,613	$—

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Solutions Inc

Consolidated Statements of Operations and Comprehensive Loss

Years Ended May 31, 2026, and 2025

	2026	2025
Revenues	$—	$—

General and administrative expenses
Management and labor	418,598	100,000
Research and development	307,605	—
Consulting	103,010	—
Professional fees	90,547	47,478
Sales and marketing	24,592	—
General and administration	31,616	4,646
Amortization	16,732	—
	992,700	152,124

Operating loss	(992,700)	(152,124)

Other income(expense)
Interest income	622	—
Interest expense	(326)	—
Other income	76	—
Gain(loss) on settlements	(169,143)	70,114
Net loss before income taxes	(1,161,471)	(82,010)
Less Income tax expense	—	—
Net loss	(1,161,471)	(82,010)

Other comprehensive income(loss)	(1,841)	2,228
Net comprehensive loss	$(1,163,312)	$(79,782)

Weighted average shares	41,840,059	19,767,698
Earnings per share - basic and diluted	$(0.03)	$(0.00)

See Accompanying Notes to the Consolidated Financial Statements

 PreAxia Health Care Payment Solutions Inc

Consolidated Statement of Changes in Shareholders' Deficit
Years Ended May 31, 2026, and 2025

	Number of shares	Common stock	Additional Paid in Capital	Subscriptions for Stock to be issued		Other Comprehensive Income	Accumulated deficit	Total
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	$		$57,197	$(5,128,380)	$(2,396,179)
Settlement on debt	—	—	126,967					126,967
Stock to be issued	—	—	—		7,825	—	—	7,825
Comprehensive income (loss)		—	—			2,228	(82,010)	(79,782)
Balance, May 31, 2025	19,767,698	$19,768	$2,782,203		$7,825	$59,425	$(5,210,390)	$(2,341,169)
Stock issued for cash	1,800,000	1,800	448,200			—	—	450,000
Stock issued for debt	15,255,770	15,256	1,510,321			—		1,525,577
Stock issued for short-term loans	491,314	491	294,297		(7,825)	—	—	286,963
Proceeds from options exercised	7,400,000	7,400	19,800			—	—	27,200
Warrant and option expense	—	—	831,174			—	—	831,174
Comprehensive loss	—	—	—			(1,841)	(1,161,471)	(1,163,312)
Balance, May 31, 2026	44,714,782	$44,715	$5,885,995		$—	$57,584	$(6,371,861)	$(383,567)

See Accompanying Notes to the Consolidated Financial Statements

PreAxia Health Care Payment Solutions Inc

Consolidated Statement of Cash Flows

Years Ended May 31, 2026, and 2025

	2026	2025
Cash used in Operating activities
Net loss	$(1,161,471)	$(82,010)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) or loss on settlement of debt	169,143	(70,114)
Option and warrant expense	573,483	—
Shares issued for services	7,200	—
Amortization of software	16,732	—
Changes in non-cash working capital:
Accounts payable and accruals	163,445	10,608
Accruals and other current liabilities - related party	110,313	100,000
Net cash flows used by operating activities	(121,155)	(41,516)

Investing activities
Purchase of property and equipment	(321,581)	—
Net cash flows from investing activities	(321,581)	—

Financing activities
Bank overdrafts	(10)	(388)
Proceeds from short term debt	16,945	10,000
Repayments on short term debt	(11,349)	—
Proceeds from related party loans	23,709	29,662
Repayments on related party loans	(58,715)	—
Proceeds from convertible notes - related parties	25,000	—
Proceeds from sale of stock	450,000	—
Net cash flows from financing activities	445,580	39,274

Foreign currency change	(1,841)	2,228

Increase in cash during the year	1,003	(14)
Cash, beginning of the period	—	14
Cash, end of the period	$1,003	$—

Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$13	$—

Stock issued for related party debt	$1,525,577	$—
Stock issued for short-term debt	$117,820	$126,967
Stock subscription issued for debt	$—	$7,825
Warrant and option expense for assets	$257,691	$—

See Accompanying Notes to the Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2026, and 2025

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

The business objective of the Company is the development, distribution, marketing and sale of health care payment processing services and personal financial management applications, websites, and products. The Company's products are in the development stage.

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

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., (ii) Zane Inc CA., and (iii) Zane Inc US. All inter-company accounts and transactions have been eliminated in consolidation.

Changes in Classifications of Prior Year Balances.

The consolidated balance sheet for May 31, 2025, and the consolidated statement of cash flows for the year ended May 31, 2025, include reclassifications of various liability accounts from previously filed reports. The reclassifications had no impact on the consolidated statements of operations and comprehensive loss and were solely intra-liability reclassifications of AP and related party liabilities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the year ended May 31, 2026, the Company incurred a net comprehensive loss of ($1,163,312) and used cash in operating activities of ($121,155), and as of May 31, 2026, had a stockholders' deficit of ($383,567) and an accumulated deficit of ($6,371,). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)                       assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar=1.3804 Canadian Dollars (May 31, 2026), and 1.00 US Dollar=1.3860 Canadian Dollars (May 31, 2025),

ii)                      income and expenses are translated at average exchange rates for the year ended May 31, 2026, of 1.00 US Dollar= 1.3783 Canadian Dollars and 1.00 US Dollar= 1.3957 Canadian Dollars (May 31, 2025);

iii)                    all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the year ended May 31, 2026, and 2025 were ($1,841) and $2,228, respectively.

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2026, and 2025. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the years ended May 31, 2026, and 2025, we incurred $307,605 and $0, respectively, in research and development expenses.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, "Research and Development," FASB ASC 350-40, "Internal-Use Software," FASB 985-20, "Costs of Computer Software to be Sold, Leased, or Marketed" and FASB ASC 350-50, "Website Development Costs"

Costs incurred during the period of planning and design, prior to the period determining technological feasibility, for all software developed for use internal and external, is charged to operations in the period incurred as research and development costs. The Company capitalizes certain costs in the development of our proprietary software (computer software to be sold, leased or licensed) for the period after technological feasibility was determined and prior to our marketing and initial sales. Additionally, costs incurred after determination of readiness for market will be expensed software maintenance.

The Company expensed $307,605 in research and development costs during year ended May 31, 2026, and $0 in the year ended May 31, 2025.

The Company capitalized $599,342 in software costs during the year ended May 31, 2026, and $0 in the year ended May 31, 2025.

Website development costs are capitalized under the same criteria as our marketed software

All previously capitalized software costs were fully amortized in prior years. The company recorded $16,732 in amortization on the new software completed.

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

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table above sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. For options granted to employes, we use a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs.

The warrants are subject to service-based or time-based vesting terms. For such awards, our accounting requires that we evaluate the probability of achievement of the vesting terms. Management concluded that the achievement of a vesting term is probable, we recognize compensation cost for that award according to the vesting schedule.

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

Per Share Data

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share”. Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation. On May 31, 2026, and 2025, we excluded the common stock issuable upon conversion of Convertible Note Payable - Related Party of 0 shares and 15,255,770 shares, respectively, as their effect would have been anti-dilutive.

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

Segment reporting required by ASU 2023-07 Segment Reporting-Improvements to Reportable Segment Disclosures are included in these statements. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended May 31, 2026, that are of significance or potential significance to the Company. See note 10 below.

Note 4 – Property and equipment, net

The Company has recorded the following property and equipment assets:

	May 31, 2026	May 31, 2025

Software in-house	$201,334	$—
Software development in process	398,008	—
Total property and equipment	599,342	—
Less accumulated amortization	(16,732)	—
Net property and equipment	$582,610	$—

Amortization expense recorded for the years ended May 31, 2026, and 2025 were $16,732 and $0, respectively.

Note 5 - Accruals and other current liabilities - related party

The Company owed the following accruals and other current liabilities – related party:

	May 31, 2026	May 31, 2025

Accrued payroll - officer	$510,000	$400,000
Payroll deductions payable	37,087	37,087
Payroll deductions - arrears	31,638	31,638
Accrued interest	313	—
	$579,038	$468,725

Note 6– Short term loans payable

Short-term loans payable consists of a number of loans from friends of the Company. The loans are normally on open accounts bearing no interest. On May 31, 2026, and 2025, the short-term loans totaled $89,115 and $201,330, respectively.

As of August 31, 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert 117,821 in debt and subscriptions to 471,314 shares of common stock. Management determined the fair value of the common stock at the market price on the date of the agreement to convert. A loss of $164,968 was recognized on the settlement of debt.

Note 7 - Related party loans

Advances - Related Party

As of May 31, 2026, and 2025, advances payable due to Tom Zapatinas totaled $66,837 and $101,844, respectively. Advances are non-interest-bearing, unsecured and payable on demand. During the years ended May 31, 2026, and 2025, Tom Zapatinas, the Chief Executive Officer and a Director of the Company, advanced the Company $23,709 and $29,662, respectively, in cash and was repaid $58,715 and $0, respectively, in cash.

Promissory Note - Related Party

As of May 31, 2026, and 2025, promissory note - related party of $0 and $466,817, respectively, is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note was non-interest bearing, unsecured and payable or convertible on demand at a conversion price of $0.10 per share, which equates to 4,668,170 shares. This debt was converted on June 30, 2025.

Convertible Note Payable

As of May 31, 2026, and 2025, convertible notes payable - related party of $0 and $1,058,760 is due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note was non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares. This debt was converted on June 30, 2025.

Note 8 – Convertible notes – related party

On April 7, 2026, a related party lent the Company $25,000 for a convertible note with 10% interest and convertible at $0.25 at the demand of the holder. The balance for Convertible notes – related party on May 31. 2026, and 2025 totaled $25,000 and 0$ respectively.

Note 9 - Income Taxes

The Company elected to be taxed as a corporation and adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1. As a result of the implementation of ASC 740-10-65-1, the Company recognized no increase in the liability for unrecognized tax benefits.

The Company has no tax position at May 31, 2026, or 2025, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company does not recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at May 31, 2026, or, 2025. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

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

In July 2025, the Nevada Company was domiciled in Florida.

Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2026, and 2025. All tax years since inception remains open for examination only by taxing authorities of US Federal, Canadian, and states of Nevada and Florida.

Since the US tax rate is higher than the effective Canadian tax rate, and the US tax code contains provisions for a foreign tax credit to avoid double taxation, the Company is using the US corporate tax rate as the effective tax rate for all income.

The components of the Company’s deferred tax assets and reconciliation of income taxes computed at the new federal, Canadian, and state statutory rate of 21.0% to the income tax amount recorded as of May 31, 2026, and 2025, are as follows:

	May 31, 2026	May 31, 2025
Accumulated loss	$6,371,861	$5,210,390
Book tax differences	(1,368,444)	(400,000)
Net operating loss and carryforwards	$5,003,417	$4,810,390
Effective tax rate - US	21.0%	21.0%
Effective tax rate FL	5.5%	0%
Deferred tax asset, rounded	1,326,000	1,010,200
Less: Valuation allowance, rounded	(1,326,000)	(1,010,200)
Net deferred asset	$—	$—

During the years ended May 31, 2026, and 2025, the change in valuation allowance was a decrease of ($51,200) in 2026 and an increase of $4,800 in 2025.

Note 10 - Stockholders' Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 44,714,782 and 19,767,698 shares issued and outstanding on May 31, 2026, and 2025, respectively. Holders of Common Stock have one vote per share of Common Stock held.

During the fiscal year ended May 31, 2026, management issued 1,800,000 shares of common stock for $450,000 in cash.

An officer presented $1,525,577 in convertible notes and received 15,255,770 shares of common stock. These conversions were within the terms of the agreements and did not result in any gain or loss.

Short-term note holders were offered to convert their debt to common stock at 0.25 per share. The note holders converted $117,820 in debt to 471,314 shares of common stock in August 2025 These conversions were below market price, and the company recognized $164,968 of loss on the conversion.

As of May 31, 2026, and 2025, the Company had a liability for a stock subscription of $0 and $7,825. On August 31, 2025, the Company issued 20,000 shares for the stock subscription according to the original agreement. The Company recognized $4,175 loss on the issuance.

Additionally warrants and options for 7,400,000 shares of common stock were exercised from $0.001 to $0.10 per share. The agreements allowed cashless exercise, so the company recorded stock-based compensation of $27,200 on the issuance of the warrants and options. Warrant and option expense of $831,174 was recognized over fiscal year.

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

Additionally, the Company determined that $7,825 of the liability for unissued shares is a subscription for 20,000 shares of common stock. This stock was issued in August 2025.

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

As of July 1, 2025, 2,800,000 shares of the Company’s Common Stock were available for the grant of awards under the 2025 Stock Plan.

A summary of activity in the Company’s stock-option grants for the year ended May 31, 2026, is as follows:

Stock Options	Vesting	Number	Value

Outstanding at May 31, 2025	—	—	$—

Issued	1,225,000	1,225,000	423,962
Forfeited	(300,000)	(300,000)	(172,640)
Vested/expensed	(500,000)	—	(202,320)
Exercised	(200,000)	(200,000)	—

Outstanding at May 31, 2026		725,000	$49,002
Unvested at May 31, 2026	225,000

Option inputs
The per share fair value of the underlying common stock;	$0.22 - $0.60
The exercise price;	$0.001 - $0.15
The risk-free interest rate	11%
The expected term	5 yrs
The expected stock price volatility over the expected term	114.49%
The expected annual dividend yield.	0%

The option expense recorded as contract labor costs for the years ended May 31, 2026, and 2025, was $202,320, and $0, respectively.

Unrecognized compensation expense related to options was $63,553 as of May 31, 2026, and is expected to be recognized over a weighted-average period of 2.1 years.

Warrants

As noted above, the Company issued warrants for 16,500,000 shares of common stock for a management contract. These warrants were valued at $778,800.

During the years ended May 31, 2026, and 2025   the Company recognized 576,514 and $0, respectively, of the contract value as a management fee.

Consulting contracts

As noted above, the Company issued warrants for 1,500,000 shares of common stock for consulting contracts. These warrants were valued at $70,800.

During years ended May 31, 2026, and 2025, the Company recognized $52,410 and $0 of the contract value as consulting expenses.

A summary of warrant activity in the Company for the year ended May 31, 2026, is as follows:

Outstanding warrants at May 31, 2025.

Issued	Name	Warrants
	Management contract	16,500,000
	Consulting contracts	1,500,000
		18,000,000

Forfeited		—
Vested and exercised
	Management contract	6,600,000
	Consulting contracts	600,000
		7,200,000

Outstanding warrants at May 31, 2026		10,800,000

Unrecognized compensation expense related to warrants was $317,037 as of May 31, 2026, and is expected to be recognized over a weighted-average period of 2.1 years.

Note 11 - Contingencies and Commitments

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

Note 12 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during fiscal years ended, May 31, 2026, and 2025

The Company has been focused on developing software applications to be initially sold in Canada then in the Unites States. During the fiscal years ended May 31, 2026, and 2025, management determined the Company is only operating in one segment but two regions. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. The basic information on regions is as follows:

Assets	May 31, 2026	May 31, 2025
Canadian assets	$729	$—
US assets	582,884	—
	$583,613	$—

Operations	May 31, 2026	May 31, 2025
Canadian revenues	$—	$—
Canadian expenses	(670,343)	(2,329)
Net	(670,343)	(2,329)

US revenues	—	—
US expenses	(323,826)	(147,567)
US Other income	(169,143)	70,114
Net	(492,969)	(77,453)

Combined net loss	$(1,163,312)	$(79,782)

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued.

On June 10, 2026, the company issued convertible notes for $100,000 and $150,000 in cash to two related parties.

On July 1, 2026, 3,600,000 warrants were exercised for common stock to contractors for $3,600 in services.

On July 15, 2026, the Company issued a convertible note for $50,000 cash. to a related party.

On August 26, 2026, the Company issued a convertible note for $50,000 in cash to a related party.

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

On December 10, 2025, Fruci & Associates II, PLLC (“Fruci”)  resigned as the Registrant’s independent principal accountant. Fruci’s audit report for the year ended May 31, 2025, did not contain any adverse opinion, disclaimer of opinion or qualification concerning the Registrant’s financial statements. There have been no disagreements with Fruci during the Company’s most recent fiscal years and any subsequent interim period through the date of termination on December 10, 2025.

On February 19, 2026, Sadler, Gibb & Associates. LLC  (Sadler) was asked to resign as the Registrant’s independent principal accountant. Sadler did not complete any reviews or audit for the Company. During their on barding process Sadler began questioning the prior periods reporting and the Company could not come to any understanding with Sadler.

On February 20, 2026, M&K CPAs (M&K) was engaged to be the Registrant’s independent principal accountant for the fiscal year ended May 31, 2026. At no time during the past fiscal year or any period prior to February 20, 2026, did the Registrant consult with M&K regarding any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-K, any "reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K, or the type of audit opinion that might be rendered for the Registrant.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer concluded that, as of May 31, 2026, the disclosure controls and procedures were not effective. The ineffectiveness of our Company's disclosure controls and procedures was due to the existence of material weaknesses identified below.

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

Management assessed the effectiveness of our company's internal control over financial reporting as of May 31, 2026. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO - 2013) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of May 31, 2026, our Company's internal control over financial reporting was not effective.

Management has identified the following material weaknesses:

•	We have a material weakness in overall effectiveness of internal controls.

•	We do not have accounting staff with sufficient technical accounting knowledge relating to accounting for U.S. income taxes and complex US GAAP matters; and

•	We failed to file our corporate tax returns for 2008 through 2025.

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

ITEM 9B. OTHER INFORMATION.

During the fiscal year ended May 31, 2026, no director or Section 16 officer adopted or terminated any Rule I 0b5-l trading arrangements or non-Rule 10b5-l trading arrangements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section l 6(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2026, all filing requirements applicable to our executive officers, directors and greater than I0% percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation received during the two years ended May 31, 2026, and 2025 by our principal executive officer and principal financial officer and each of the other most highly compensated executive officers whose total compensation exceeded $100,000 in such fiscal year. These officers are referred to as the Named Executive Officers in this report.

Summary Compensation

The following table provides a summary of the compensation received by the persons set out therein for each of our last two fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Award $	Option Award $	Non-Equity Incentive Plan $	Change in Pension Value and Non-Qualified Deferred Comp $	All Other Comp $	Total $

Tom Zapatinas	2026	$110,000	0	0	0	0	0	0	$110,000
CEO, President	2025	$100,000	0	0	0	0	0	0	$100,000

Pavel Bondarev	2026	$132,000	0	576,514	0	0	0	0	$708,514
CEO of Zane Inc	2025	$0	0	0	0	0	0	0	$0

Employment Agreements

Both Tom Zapatinas and Pavel Bondarev are working under independent contractor agreements.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We adopted and approved a stock option plan on January 28, 2010, pursuant to which we may grant stock options to acquire up to 2,000,000 shares of our common stock. On June 30, 2025, we reaffirmed the plan and renamed it, 2025 Stock Plan with 2,800,000 options available. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

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

Outstanding Equity Awards at Fiscal Year-End

As of May 31, 2026, a company owned by Pavel Bondarev, CEO of Zane Inc CA and US, had three (3) tranches of 3,300,000 shares of common stock each that will vest on July 1, 2026, 2027, and 2028. These shares are currently held in escrow by the Company at May 31, 2026.

Aggregated Option Exercises

There were no options granted or exercised by any executive officer or director of our company during the twelve-month period ended May 31, 2026.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended May 31, 2026. We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. Other than indicated in this annual report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth, as of August 31, 2026, certain information with respect to the beneficial ownership of our common stock by our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock they hold, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. As of August 31, 2026, there were no shareholders known by us to be beneficial owners of more than 5% of our common stock except as set forth in the following table.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Common Stock	Tom Zapatinas 3212- 14 Avenue SW Calgary, AB T3C 0X3	16,500,000	30.0%
Common Stock	Paul Verberne 3212- 14 Avenue SW Calgary, AB T3C 0X3	500,000	1%
Common Stock	Pavel Bondarev	16,500,000	30.0%
Common Stock	All officers and directors as a group (3 persons)	33,500,000	61.5%

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

(2) Based upon 55,514,782 issued shares of common stock as of August 31, 2026, 44,714,783 outstanding and 10,800,000 in treasury.

Changes in Control

We are unaware of any contract or other arrangement, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as listed below, no director, officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, since the beginning of our fiscal year ended May 31, 2026, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

During the year ended May 31, 2026, the Company's president, Tom Zapatinas, invoiced $110,000 for management services rendered to the Company, advanced $23,709 in cash and received repayments of $47,211 in cash.

1.         As of May 31, 2026, the related party loans consist of $66,838 due to Tom Zapatinas compared to $101,844 due on May 31, 2025.

2.         As of May 31, 2026, and 2025, promissory note - related party of $0 and $466,817, respectively, was due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured and payable on demand at a conversion price of $0.10 per share, which equates to 4,668,170 shares. This debt was converted on June 30, 2025.

3.         As of May 31, 2026, and 2025, convertible note payable - related party of $0 and $1,058,760 was due to Tom Zapatinas, the Chief Executive Officer and a Director of the Company. The Note is non-interest bearing, unsecured, payable on demand and convertible in whole or in part into shares of common stock of the Company at a conversion price of $0.10 per share, which equates to 10,587,600 shares. This debt was converted on June 30, 2025.

Accruals and other current liabilities - related party include $510,000 due as officer compensation payable to Mr. Zapatinas, accrued interest – related party of $313, and $68,725 in related accrued payroll taxes as of May 31, 2026, and $400,000 due as officer compensation payable to Mr. Zapatinas and $68,725 in related accrued payroll taxes as of May 31, 2025.

Director Independence

We do not currently have any directors that would fit the independence requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit fees

The aggregate fees billed by registered audit firms for the completed fiscal periods ended May 31, 2026 and 2025 for professional services rendered for the audit of our annual financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended	Year Ended
	May 31, 2026	May 31, 2025
Audit Fees and Audit Related Fees - Fruci & Associates	$20,357	$35,586
Audit Fees and Reviews – M&K CPAs	51,000	—
Tax Fees	—	—
All other fees	—	—
	$71,357	$35,586

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

(Principal Executive Officer, Principal Financial Officer and Director) Dated: September 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Tom Zapatinas

By: Tom Zapatinas, President and Director

(Principal Executive Officer, Principal Financial Officer and Director) Dated: September 4, 2026

/s/Paul Verberne

By: Paul Verbeme, Director Dated: September 4, 2026

