Form 10-Q/A
period 2025-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2026-09-11
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

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

(403)_850-4120

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

As of August 31, 2026 the registrant had 48,314,782 outstanding shares of Common Stock.

Explanatory Note

PreAxia Health Care Payment Systems Inc (PreAxia) is filing this Form 10-Q/A2 (this "Amendment No. 2") to its Quarterly Report on Form 10-Q/A for the three months ended August 31, 2025. This amendment 2 is a restatement of the amended Form 10-Q/A filed on October 24, 2025. This restatement in Form 10-Q/A2 contains material changes to the assets, equity, expenses, and other expenses of the consolidated companies as well as expanded disclosure on stock-based compensation and equity as described below.

On April 21, 2026, the management filed a notice of non-reliance on the original Form 10-Q and 10-Q/A for the three months ended August 31, 2025, as filed. Accordingly, this Form 10-Q/A2 should be read in conjunction with the Original Form 10-K/A, filed on September 30, 2025, for the year ended May 31, 2025, and our other filings with the SEC subsequent to the filing of the Form 10-K/A, excluding the Original Form 10-Q and 10-Q/A for the three months ended August 31, 2025.

The Form 10-Q for the three and six months ended November 30, 2025, and 2024, was filed on April 24, 2026. This filing and the subsequent February 28, 2026, and 2025 Form 10-Q incorporate the above changes and did not require a restatement.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

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

1

PreAxia Health Care Payment Solutions Inc

Condensed Consolidated Balance Sheets

As of August 31, 2025, and May 31, 2025

Unaudited

	August 31, 2025 As Restated	May 31, 2025
Assets
Current assets
Cash and cash equivalents	$130,285	$—
	130,285	—

Total assets	$130,285	$—

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accruals	$47,163	$43,683
Accruals and other current liabilities - related party	501,387	468,725
Related party loans	97,708	1,627,421
Bank indebtedness	—	10
Short-term loans payable	89,784	201,330
	736,042	2,341,169

	$736,042	$2,341,169

Commitments and Contingencies (Note 8)

Shareholders' Equity or Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,43,514,782 and 19,767,698 issued and outstanding at August 31, 2025, and May 31, 2025 , respectively	43,515	19,768
Additional paid in capital	5,243,943	2,782,203
Stock subscription	—	7,825
Accumulated deficit	(5,955,598)	(5,210,390)
Accumulated other comprehensive income	62,383	59,425
Total shareholders' equity or deficit	(605,757)	(2,341,169)

Total liabilities and shareholders' equity or deficit	$130,285	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Solutions Inc

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended August 31, 2025, and 2024

Unaudited

	August 31, 2025 As Restated	August 31, 2024
Revenues	$—	$—

General and administrative expenses
Consulting	28,920	—
Research and development	307,605
Management and labor	192,360	—
Professional fees	31,809	2,500
General and administration	15,440	2,127
	576,134	4,627

Operating loss	(576,134)	(4,627)

Other income and (expenses)
Interest income	82	—
Interest expense	(13)	—
Loss on settlement	(169,143)	—
Net loss before income taxes	(745,208)	(4,627)

Less Income tax expense	—	—
Net loss	(745,208)	(4,627)

Other comprehensive income	2,958	—
Net comprehensive loss	$(742,250)	$(4,627)

Weighted average shares	34,935,717	19,767,698
Earnings per share - basic and diluted	$(0.02)	$(0.00)

See Accompanying Notes to the Unaudited Condensed Consolidated

PreAxia Health Care Payment Solutions Inc

Condensed Consolidated Statement of Changes in Shareholders' Deficit

For the Three Months Ended August 31, 2025, and 2024

Unaudited

	Number of shares	Par $0.001 Common stock	Additional Paid in Capital	Stock Subscription	Other Comp Income	Accumulated deficit	Total
Balance, May 31, 2024	19,767,698	$19,768	$2,655,236	—	57,197	$(5,128,380)	$(2,396,179)
Net loss		—	—			(4,627)	(4,627)
Balance, August 31, 2024	19,767,698	19,768	2,655,236	—	57,197	(5,133,007)	(2,400,806)

Balance, May 31, 2025	19,767,698	19,768	2,782,203	7,825	59,425	(5,210,390)	(2,341,169)
Stock issued for cash	800,000	800	199,200		—	—	200,000
Stock issued for debt	15,255,770	15,256	1,510,321			—	1,525,577
Settlement on debt	491,314	491	294,297	(7,825)	—	—	286,963
Proceeds from warrants and options exercised	7,200,000	7,200	—				7,200
Option expense	—	—	457,922			—	457,922
Net comprehensive income (loss)		—	—		2,958	(745,208)	(742,250)
Balance, August 31, 2025, As restated	43,514,782	43,515	5,243,943	—	62,383	(5,955,598)	(605,757)

See Accompanying Notes to the Unaudited Condensed Consolidated

PreAxia Health Care Payment Solutions Inc

Condensed Consolidated Statement of Cash Flows

Three Months Ended August 31, 2025, and 2024

	August 31, 2025 As Restated	August 31, 2024
Cash used in Operating activities
Net loss	(745,208)	(4,627)
Adjustments to reconcile net loss to net cash used by operating activities:
Option expense	457,922	—
Loss on settlement of debt	169,143	—
Shares issued for services	7,200	—
Changes in non-cash working capital:
Accounts payable	3,480	2,231
Other current liabilities - related party	32,662
Net cash flows used by operating activities	(74,801)	(2,396)

Investing activities
Net cash flows from investing activities	—	—

Financing activities
Bank overdrafts	(10)	169
Proceeds from short-term debt	12,628	—
Repayments on short-term debt	(6,354)	—
Proceeds from related party loans	4,130	2,214
Repayments on related party loans	(8,118)
Proceeds from sale of stock	200,000	—
Net cash flows from financing activities	202,276	2,383

Foreign currency change	2,810	—

Increase (decrease) in cash during the year	130,285	(13)
Cash, beginning of the period	—	14
Cash, end of the period	$130,285	$1
	—
Supplemental disclosures
Cash paid for income taxes	$—	$—
Cash paid for interest	$13	$—

Stock issued for related party loans	$1,525,577	$—
Stock issued for short-term debt	$117,820	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2025, and May 31, 2025

(Unaudited)

As Restated

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

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., (ii) Zane Inc CA,. All inter-company accounts and transactions have been eliminated in consolidation.

Restatement of the three months ended August 2025.

The Original Form 10-Q and 10-Q/A presented three-year management and consulting contracts as prepaid expenses, being amortized on a straight-line basis over the life of the contracts. Management later determined that due to the stock wording on the contracts and the vesting period provided, the contracts should be reported as warrants. The fair value of these warrants were measured using a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs. The cost of the warrants were amortized according the vesting periods provided in the contracts.

The Original Form 10-Q and 10-Q/A presented common shares transactions that were authorized and executed but pending the associated stock certificates as stock subscriptions. This 10-Q/A2 amendment recognized the common stock transactions pending certificates as outstanding as of the date of the agreement of transaction.

Additional accounting fees were accrued as of August 31, 2025, a related party loan was adjusted for foreign exchange gain and stock transactions that had been exercised were recognized in the financial statements.

The effect of these changes in presentation of three contracts and the stock transactions resulted in the following changes to the financial statements and the management discussion and analysis:

1.                Removal of current and long-term prepaid expenses from the August 31, 2025, balance sheet.

2.                Removal of the stock subscription associated with the contracts and recognition of the partial exercise of the warrants associated with the contracts.

3.                Recognition of certain debt conversions and stock purchases as completed and resulting in outstanding common shares.

4.                Reduction of the recognized management and consulting expenses associated with the contracts.

5.                Recognition of loss on the conversion of debt.

6.                Expanded disclosure of the contracts, warrants, options, and debt conversions.

7.                An increase in accounts payable.

8.                An adjustment to a related party loan.

9.                An increase in net comprehensive income.

The above changes required changes throughout the document. A summary of the changes to the individual line items in the financial statements is as follows:

Balance sheet changes on August 31, 2025		10-Q/A as filed	Change	10-Q/A2 As Restated

1	Prepaid expense - current	$360,000	$(360,000)	—
1	Prepaid expense - long-term	660,000	(660,000)	—

	Total Assets	1,150,285	(1,020,000)	130,285

7	Accounts payable	31,354	15,809	47,163
8	Related party loans	100,438	(2,730)	97,708

	Total Liabilities	722,963	13,079	736,042

2, 3,	Common stock	19,768	23,747	43,515
3, 4,	Additional paid in capital	2,782,203	2,461,740	5,243,943
	Stock subscriptions	3,651,222	(3,651,222)	—
2, 4, 5,	Accumulated deficit	(6,085,524)	129,926	(5,955,598)
9,	Accumulated other comprehensive Income	59,653	2,730	62,383

	Total shareholder equity or (deficit)	$427,322	$(1,033,079)	(605,757)

Statement of operations and comprehensive income changes for the three months ended August 31, 2025, and 2024		10-Q/A as filed	Change	10-Q/A2

	General and administrative expenses
2, 4	Consulting	$65,000	$(36,080)	28,920
4,	Research and development	391,263	(83,658)	307,605
4,	Management and labor	387,500	(195,140)	192,360
7,	Professional fees	23,200	8,609	31,809
4,	General and administration	8,240	7,200	15,440

		875,203	(299,069)	576,134

5,	Loss on settlement of debt	—	(169,143)	(169,143)

8, 9	Other comprehensive income	228	2,730	2,958

	Net comprehensive loss	$(874,906)	$132,656	(742,250)

Statement of Changes in Shareholder Deficit changes for the three months ended August 31, 2025		10-Q/A as filed	Change	10-Q/A2

		Number of shares	Change	Number of shares
3,	Stock issued for cash	—	800,000	800,000
3,	Stock issued for debt	—	15,255,770	15,255,770
3,	Settlement of Debt	—	491,314	491,314
4,	Proceeds from options and warrants	—	7,200,000	7,200,000
	Total shares outstanding August 31, 2025	19,767,698	23,747,084	43,514,782

		Common Stock par value $	Change	Common Stock par value $ as Restated
3,	Stock issued for cash	—	800	800
3,	Stock issued for debt	—	15,256	15,256
3,	Settlement of Debt	—	491	491
4,	Proceeds from options and warrants	—	7,200	7,200
	Total common stock par value outstanding August 31, 2025	19,768	23,747	43,515

		Additional Paid in Capital $	Change	Additional Paid in Capital $ as Restated
3,	Stock issued for cash	—	199,200	199,200
3,	Stock issued for debt	—	1,510,321	1,510,321
3,	Settlement of Debt	—	294,297	294,297
4,	Option expense	—	457,922	457,922
	Total additional paid in capital August 31, 2025	2,782,203	2,461,740	5,243,943

		Stock Subscriptions $	Change	Stock Subscriptions $ as Restated
3,	Stock issued for cash	200,000	(200,000)	—
3,	Stock issued for debt	1,800,000	(1,800,000)	—
3,	Settlement of Debt	1,643,397	(1,643,397)	—
4,	Proceeds from options and warrants	—	—
	Total stock subscriptions August 31, 2025	3,651,222	(3,651,222)	—

		Accumulated Other Comprehensive Income $	Change	Accumulated Other Comprehensive Income $ as Restated
8	Net comprehensive income	228	2,730	2,958
	Total accumulated other comprehensive income August 31, 2025	59,653	2,730	62,383

		Accumulated deficit	Change	Accumulated deficit $ as Restated
2, 4, 5,	Net loss	(875,134)	129,926	(745,208)
	Total accumulated deficit August 31, 2025	(6,085,524)	129,926	(5,955,598)

		Total Equity $	Change	Total Equity $ as Restated
1,	Stock subscriptions issued for cash	$200,000	(200,000)	$—
2,	Stock subscriptions issued for services	$1,800,000	(1,800,000)	$—
5,	Stock subscriptions issued for debt	$1,643,397	(1,643,397)	$—
3,	Stock issued for cash	—	200,000	200,000
3,	Stock issued for debt	—	1,525,577	1,525,577
5,	Settlement of Debt	—	286,963	286,963
4, 6,	Proceeds from options and warrants	—	7,200	7,200
6,	Option expense	—	457,922	457,922
4, 5, 6, 8	Net comprehensive loss	(874,906)	132,656	(742,250)
	Total shareholder deficit August 31, 2025	$427,322	(1,033,079)	$(605,757)

Statement of Cash Flow changes for the three months ended August 31, 2025		10-Q/A as filed	Change	10-Q/A2

	Net loss	$(875,134)	129,926	$(745,208)
2,	Subscriptions issued for services	780,000	(780,000)	—
5,	Loss on settlement of debt		169,143	169,143
4, 6,	Option expense		457,922	457,922
4, 6,	Share issued for services		7,200	7,200
7,	Accounts payable	(12,329)	15,809	3,480
	Net cash flows used by operating activities	(74,801)	—	(74,801)

8,	Proceeds from related party loans	—	4,130	4,130
8,	Repayments on related party loans	(1,406)	(6,712)	(8,118)
	Net cash flows from financing activities	204,858	(2,582)	202,276

8, 9,	Foreign currency change	228	2,582	2,810

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2025, the Company incurred a net comprehensive loss of ($742,250) and used cash in operating activities of $74,801, and as of August 31, 2025, had a stockholders' equity of ($605,757) and an accumulated deficit of ($5,955,598). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet of 1.00 US Dollar =l.37515 Canadian Dollars (August 31, 2025), 1.00 USD Dollar =0.7272 GBP, and 1.00 US Dollar =l.3605 Canadian Dollars (May 31, 2025), 1.00 USD Dollar =0.593 GBP;

ii)	income and expenses are translated at average exchange rates for the three months ended August 31, 2025, of 1.00 US Dollar = 1.3721 Canadian Dollars and 1.00 US Dollar = 0.72882 Canadian Dollars (February 28, 2023);

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2025 and August 31, 2024, were $2,958 and $0, respectively.

Fair Value of Financial Instruments

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Management uses a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level l) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

□	Level l - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

□	Level 2 - Inputs other than quoted prices included within Level l that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
□	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2025, and May 31, 2024. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 500,000 shares of potential common stock equivalents in outstanding options during the periods ended August 31, 2025, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the three months ended August 31, 2025, and August 31, 2024, we incurred $307,605 and $0, respectively, in research and development expenses.

Software Development Costs

The Company accounts for software development costs in accordance with several accounting pronouncements, including FASB ASC 730, "Research and Development," FASB ASC 350-40, "Internal-Use Software," FASB 985-20, "Costs of Computer Software to be Sold, Leased, or Marketed" and FASB ASC 350-50, "Website Development Costs.

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

Stock-Based Compensation

Our stock-based compensation awards principally consist of stock options and warrants. The Company follows Section 718-55-10 of the FASB Accounting Standards Codification, which requires we determine the fair value of the equity-based awards.

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

The fair value of these options was measured using the Black-Scholes valuation model at the grant date. The table above sets forth the assumptions for Black-Scholes valuation model on the respective reporting date. For options granted to employes, we use a plain vanilla Black-Scholes calculation to calculate fair value with standard market inputs.The warrants are subject to service-based or time-based vesting terms. For such awards, our accounting requires that we evaluate the probability of achievement of the vesting terms. Management concluded that the achievement of a vesting term is probable, we recognize compensation cost for that award according to the vesting schedule.

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

Segment reporting required by ASU 2023-07 Segment Reporting-Improvements to Reportable Segment Disclosures are included in these statements. There have been no other recent accounting pronouncements or changes in accounting pronouncements during the period ended August 31, 2025, that are of significance or potential significance to the Company. See note 10 below.

Note 4 – Property and equipment, net

The Company has recorded the following property and equipment:

	August 31, 2025	May 31, 2025

Software acquisition costs	$—	$102,151
Less accumulated amortization	—	(102,151)
Net property and equipment	$—	$—

Amortization expense recorded for three months ended August 31, 2025, and 2024 were $0 and $0, respectively.

Note 5 – Short term loans payable

Short-term loans payable consists of a number of loans from friends of the Company. The loans are normally on open accounts bearing no interest. On August 31, 2025, and May 31, 2025, the short-term loans totaled $89,784 and $201,330, respectively.

As of August 31, 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert $117,821 in debt and subscriptions to 471,314 shares of common stock. Management determined the fair value of the common stock at $0.25, following a sale of stock in August. A loss of $164,968 was recognized on the settlement of the debt.

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

During the three months ended August 31, 2025, and 2024, Tom Zapatinas, earned $20,000 and $0, respectively, for consulting services provided to the Company and Pavel Bondarev earned $20,000 and $0, respectively for contracted management services provided to the Company.

Related party loans

As of August 31, 2025, and May 31, 2025, the related party loans included advances payable due to Tom Zapatinas totaled $97,708 and $1,627,421, respectively. During the three months ended August 31, 2025, and 2024, Tom Zapatinas, received $8,118 from the Company and provided $4,130 respectively, in cash. The related party loans also included two loans outlined below:

As of August 31, 2025, and May 31, 2025, promissory note - related party of $0 and $466,817, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per for 4,668,170 shares

As of August 31, 2025, and May 31, 2025, convertible note payable - related party of $0 and $1,058,760, respectively, due to Tom Zapatinas. On June 30, 2025, the Note was converted to a stock subscription at $0.10 per for 10,587,600 shares. Intercompany loans have been eliminated.

Note 7 - Stockholders' Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 43,514,782 and 19,767,698 shares issued and outstanding on August 31, 2025, and May 31, 2025, respectively. Holders of Common Stock have one vote per share of Common Stock held.

On June 30, 2025, the Company issued warrants for 16,500,000 shares of common stock to acquire an exclusive contract with a vendor. Management used a Black-Scholes model to value the award at $778,800. Forty percent (40%) of the stock was issued as of the grant date and sixty percent (60%) of the stock is being held in escrow to be released over the next three (3) years. The unissued value of the management contract is being amortized to expenses over three (3) years. The Contractor immediately exercised warrant for 6,600,000 shares of common stock. The agreement allowed cashless exercise, so the company recorded stock-based compensation of $6,600 on the issuance of the warrants

Also on June 30, 2025, 1,500,000 warrants for common stock were issued to contractors for past services. The consulting contracts were valued at $70,800. Forty percent (40%) stock was issued as of the grant date as consulting expenses and sixty percent (60%) of the stock is being held in escrow to be released over the next three (3) years. The unissued value of the consulting contract is being amortized to expenses over three (3) years. The Contractors immediately exercised warrant for 600,000 shares of common stock. The agreement allowed cashless exercise, so the company recorded stock-based compensation of $600 on the issuance of the warrants.

On August 18, 2025, the Company sold 800,000 shares to common stock for $200,000 cash. Management determined the sale of stock was an arm’s length transaction and established a new market price of $0.25 per share. No gain or loss was recognized on this transaction.

As of August 31, 2025, the Board of Directors negotiated with several loan holders and agreed to convert several loans to PreAxia common stock. Three holders agreed to convert 117,820 in debt to 471,314 shares of common stock. Based on the new market price at the date of conversion, the company recognized $164,968 of loss on the conversion

As of August 31, 2026, and 2025, the Company had a liability for a stock subscription of $0 and $7,825. On August 31, 2025, the Company issued 20,000 shares for the stock subscription according to the original agreement. The Company recognized $4,175 loss on the issuance.

2025 Stock Plan

In connection with the ramp up of operations with the signing of the management contract with INARE, the Company adopted the 2025 Stock Plan, which provides for the issuance of stock options, restricted stock awards, RSUs and other stock-based compensation awards to employees, directors, officers, consultants or others who provide services to the Company. The specific terms of such awards are to be established by the board of directors or a committee thereof. As of July 1, 2025, 2,900,000 shares of the Company’s Common Stock are available for the grant of awards under the 2025 Stock Plan.

A summary of activity in the Company’s stock-option grants for the quarter ended August 31, 2025, is as follows:

Stock Options	Vesting	Number	Value

Outstanding at May 31, 2025	—	—	—

Issued	500,000	500,000	299,900
Forfeited		—	—
Vested	200,000		24,159
Exercised	—	—

Outstanding at August 31, 2025		500,000	$275,741
Unvested at August 31, 2025	300,000

Option inputs
The per share fair value of the underlying common stock;	$0.22 - $0.60
The exercise price;	$0.10
The risk-free interest rate	11%
The expected term	5 yrs
The expected stock price volatility over the expected term	63.20%
The expected annual dividend yield.	0

The option expense recorded as contract labor costs for the quarter ended August 31, 2025, and 2024, was $118,082 and $0, respectively.

Unrecognized compensation expense related to options was $167,158 as of August 31, 2025 and is expected to be recognized over a weighted-average period of 2.8 years.

Management Contract

As of July 1, 2025, the Company committed to issue to a certain vendor, contingent with the signing of an exclusive management contract to provide management services, director services, and access to talent and intellectual property of the vendor and its associates, an aggregate of 16,500,000 shares of the Common Stock. The award has a vesting schedule for release of the stock to the vendor over three years, 40% down and 20% at the end of each contract year end. As the vendor has full rights and benefits of the stock, except for the right to sell, the Company issued all 6,600,000 shares of the stock to the vendor and is holding 9,900,000 shares of stock in escrow.

Because the vesting of these awards was subject to only a service condition and the vendor provided a board member, subsidiary president, planning in the form of milestones, budgets, subcontractors and talent, the Company initially determined that vesting of the awards was probable and recognized the stock-based compensation expense for these awards on July 1, 2025. Within 60 days of signing, the performance condition was satisfied, and vesting of the award is only subject to a service condition, the full value of the contract as of the grant, based on a Black-Scholes pricing model value $778,800 at the grant date 40% of the award value was recognized as management expense on July 1, 2025. The unissued value of the management contract is being amortized to expenses over three (3) years.

During the quarters ended August 31, 2025, and 2024, the Company recognized $311,520 and $0, respectively, of the contract value as a management fee.

Consulting contracts

 As of July 1, 2025, the Company committed to issue to certain consultants an aggregate of 1,500,000 shares of the Common Stock for past services. The award has a vesting schedule for release of the stock to the vendor over three years, 40% down and 20% at the end of each contract year end. As the consultants have full rights and benefits of the stock, except for the right to sell, the Company issued 600,000 shares of the stock to the consultants and is holding 900,000 shares of stock in escrow.

Because the vesting of these awards was subject to only a timed release and services have already been provided, the Company initially determined that vesting of the awards was probable and recognized the 40% of the stock-based compensation expense for these awards on July 1, 2025. The full value of the contracts as of the grant, based on the market value of the stock award was $43,800 at the grant date. , The unissued value of the consulting contract is being amortized to expenses over three (3) years.

During the quarters ended August 31, 2025 and 2024, the Company recognized $28,290 and $0, respectively, in consulting expenses.

A summary of activity in the Company’s warrants for the quarter ended August 31, 2025, is as follows:

Warrants Outstanding at May 31, 2025

Issued	Name	Shares
	Management contract	16,500,000
	Consulting contracts	1,500,000
		18,000,000
Forfeited		—
Vested and exercised
	Management contract	6,600,000
	Consulting contracts	600,000
		7,200,000

Non-vested at August 31, 2025		10,800,000

Unrecognized compensation expense related to the warrants was $509,760 and $0 as of August 31, 2025, and May 31, 2025, respectively, and is expected to be recognized over a weighted-average period of 2.8 years.

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

Note 9 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during fiscal years ended, May 31, 2025, and the quarter ended August 31, 2025

In July the Company focus switched to personal financial management software development. During the quarter ended August 31, 2025, management determined the Company is only operating in one segment but two locations. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. Corporate expenses associated with public reporting, finance, and management are associated with the US holding Company. Software development and office costs are associated with the Canadian subsidiaries. The basic information on segments is as follows:

Assets	August 31, 2025	May 31, 2025
Canadian assets	$43,946	$—
US assets	86,337	—
	$130,283	$—

Operations	August 31, 2025	August 31, 2024
Canadian revenues	$—	$—
Canadian expenses	(475,487)	(2,329)
Net	(475,487)	(2,329)

US revenues	—	—
US expenses	(100,578)	(147,567)
US Other income	(169,143)	70,114
Net	(269,721)	(77,453)

Combined net loss	$(745,208)	$(79,782)

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

On December 10, 2025, the Company granted 50,000 options to a contractor.

On March 6, 2026, a contractor exercised options for 200,000 shares of common stock. The option allowed cashless exercise and $20,000 was recorded as stock-based compensation.

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

General Overview

PreAxia Health Care Payment Solutions Inc, is a holding company dedicated to developing and marketing health care and personal financial management application to retail and wholesale markets.

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

The Company will then concentrate on incorporating the comprehensive suite of solutions and services directed at the emerging health payment market into personal financial management solutions and marketing the combined solutions to retail and wholesale customers.

Plan of Operation

Over the next twelve months, we plan to:

(a)	Raise additional capital to execute our business plans;

(b)	Fill the positions of senior management sales, administrative and engineering positions.

(c)	Develop state-of-the-art personal financial management applications for younger professionals.

(a)	Penetrate markets in Canada, the United States and worldwide, with comprehensive financial and health care products and services; and

(b)	Build up a network of strategic alliances with several types of large employers, health insurance companies, governments and other alliances in various vertical markets.

Liquidity and Capital Resources

As of August 31, 2025, PreAxia's cash balance was $130,285 compared to $0 as of May 31, 2025. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of ($605,757) as of August 31, 2025, compared with a working capital deficit of ($2,341,169) as of May 31, 2025.

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

Working Capital
	August 31, 2025	May 31, 2025

Current Assets	$130,285	$
Current Liabilities	(736,042)		(2,341,169)
Working Capital Deficit	$(605,757)		$(2,341,169)

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

The decrease in our working capital deficit of $1,735,412 was primarily due to the conversion of debt, the sale of stock for cash, and stock issued for services.

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

Expenses

Our total expenses for the three months ended August 31, 2025, were $576,134 compared to $4,627 for the three months ended August 31, 2024. The increase in total expenses of ($571,507) for the three months ended August 31, 2025, is due to an increase in consulting fees of $28.920, an increase of $307,605 in research and development, an increase of $192,360 in management costs, an increase of $29,309 in professional fees, and an increase in office and administration fees of $13,313.

Consulting Fees

During each of the three months ended August 31, 2025, two contractors received $28,920 in consulting fees, compared to $0 consulting fees paid during the three months ended August 31, 2024.

Research and Development

Research and development expenses during the three months ended August 31, 2025, increased by $307,605 to $307,605, as compared to $0 during the three months ended August 31, 2024. Most of the increase was due to contractors and office expenses allocated to developing new software.

Management and labor

During each of the three months ended August 31, 2025, and August 31, 2024, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $20,000 and $0, respectively, for consulting services provided to the Company, which is included in accounts payable and accrued liabilities - related party.

Pavel Bondarez, a director and CEO of Zane Inc CA and Zane Inc US, earned $20,000 for management services and recognized two months of restricted stock award equaling $311,520. His compensation was split between management and research and development during the three months ended August 31, 2025. He received $0 in the three months ended August 31, 2024.

Professional Fees

Professional fees during the three months ended August 31, 2025, increased by $29,309 to $31,809, as compared to $2,500 during the three months ended August 31, 2024.

Interest Expense

Interest- net consists of $82 of interest income and ($13) of interest expense the three months ended August 31, 2025, and $0 for the three months ended August 31, 2024. Accounts payable, accrued liabilities - related party loans, and short-term loans are non-interest bearing.

Loss on settlement

The Company recorded a loss on settlement of ($169,143) during the three months ended August 31, 2025, compared to a gain of $0 gain during the three months ended August 31, 2024. The loss on settlement in 2025 was due to the conversion of debt at below market prices for the stock.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2025, the disclosure controls and procedures, based on the Framework of internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013, were not effective.

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

ITEM-1C. CYBERSECURITY

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

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

September 11, 2026

/s/ Tom Zapatinas
Tom Zapatinas, President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

