Form 10-Q
period 2026-08-31
PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.
filed 2026-10-15
CIK 1350156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2026

or

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

As of October 15, 2026, the registrant had 48,314,782 outstanding shares of Common Stock.

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

1

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month or three month period ended August 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ended May 31, 2027. For further information refer to the consolidated financial statements and footnotes thereto included in PreAxia's Annual Report on Form 10-K for the year ended May 31, 2026.

Page

Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of August 31, 2026 (unaudited) and May 31, 2026	F-1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three months ended August 31, 2026, and 2025 (as restated)	F-2

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three months ended August 31, 2026, and 2025 (as restated)	F-3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three months ended August 31, 2026, and 2025 (as restated)	F-4

Notes to Unaudited Condensed Consolidated Financial Statements	F-5-13

2

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Balance Sheets

As of August 31, 2026, and May 31, 2026

Unaudited

	August 31, 2026	May 31, 2026
Assets
Current assets
Cash and cash equivalents	$141,579	$1,003
Total current assets	141,579	1,003

Property and equipment, net	694,624	582,610
Total assets	$836,203	$583,613

Liabilities and Shareholders' Equity or Deficit
Current liabilities
Accounts payable and accruals	$286,322	$207,198
Accruals and other current liabilities - related party	679,742	579,038
Related party loans	71,600	66,838
Convertible notes payable - Related party	25,000	25,000
Convertible notes payable	178,000	—
Short-term loans payable	88,875	89,106
Total current liabilities	1,329,539	967,180

Convertible notes payable long-term portion	50,000	—
Total liabilities	1,379,539	967,180

Commitments and Contingencies (Note 10)

Shareholders' Equity or Deficit
Common stock, 75,000,000 shares authorized, $0.001 par value,48,314,782 and 44,714,782 issued and outstanding at August 31, 2026, and May 31, 2026, respectively	48,315	44,715
Additional paid in capital	5,943,242	5,885,995
Accumulated deficit	(6,578,737)	(6,371,861)
Accumulated other comprehensive income	43,844	57,584
Total shareholders' equity or deficit	(543,336)	(383,567)
Total liabilities and shareholders' equity or deficit	$836,203	$583,613

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three months ended August 31, 2026, and 2025

Unaudited

	Three Months Ended August 31, 2026	Three Months Ended August 31, 2025 as restated
Revenues	$—	$—

General and administrative expenses
Management and labor	53,374	192,360
Research and development	—	307,605
Consulting	3,843	28,920
Professional fees	58,790	31,809
Depreciation and amortization	16,916	—
Sales and marketing	67,262	—
General and administration	223	15,440
	200,408	576,134

Operating loss	(200,408)	(576,134)

Other income(expense)
Interest income	27	82
Interest expense	(6,495)	(13)
Gain on settlements	—	(169,143)
Net loss before income taxes	(206,876)	(745,208)

Less Income tax expense	—	—
Net loss	(206,876)	(745,208)

Other comprehensive income(loss)	(13,740)	228
Net comprehensive loss	$(220,616)	$(744,980)

Weighted average shares	47,101,739	34,935,717
Earnings per share - basic and diluted	$(0.004)	$(0.021)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

 PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit
For the Three months ended August 31, 2026, and 2025
Unaudited

	Number of shares	Par $0.001 Common stock	Additional Paid in Capital	Stock Subscription	Other Comp Income	Accumulated deficit	Total
Balance, May 31, 2025	19,767,698	$19,768	$2,782,203	$7,825	$59,425	$(5,210,390)	$(2,341,169)
Stock issued for cash	800,000	800	199,200		—	—	200,000
Stock issued for debt	15,255,770	15,256	1,510,321		—	—	1,525,577
Stock issued for short-term loans	491,314	491	294,297	(7,825)	—	—	286,963
Proceeds from options and warrants exercised	7,200,000	7,200	—	—			7,200
Warrant and option expense	—	—	457,922			—	457,922
Net comprehensive income (loss)	—	—	—	—	228	(745,208)	(744,980)
Balance, August 31, 2025 as restated	43,514,782	43,515	5,243,943	—	59,653	(5,955,598)	(608,487)

Balance, May 31, 2026	44,714,782	$44,715	$5,885,995	$—	$57,584	$(6,371,861)	$(383,567)
Proceeds from options and warrants exercised	3,600,000	3,600	—	—	—	—	3,600
Warrant and option expense	—	—	57,247	—		—	57,247
Net comprehensive loss	—	—	—	—	(13,740)	(206,876)	(220,616)
Balance, August 31, 2026	48,314,782	48,315	5,943,242	—	43,844	(6,578,737)	(543,336)

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PreAxia Health Care Payment Systems Inc.

Condensed Consolidated Statement of Cash Flows

Three months Ended August 31, 2026, and 2025

(Unaudited)

	2026		2025 as restated
Cash used in Operating activities
Net loss		$(206,876)	$(745,208)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation & amortization		16,916	—
Loss on settlement of debt		—	169,143
Option expense		30,278	457,922
Shares issued for services		1,950	7,200
Changes in non-cash working capital:
Accounts payable and accruals		79,124	3,480
Accruals and other current liabilities – related party		100,704	32,662
Net cash flows provided by operating activities		22,096	(74,801)

Investing activities
Purchase of property and equipment		(100,311)	—
Net cash flows from investing activities		(100,311)	—

Financing activities
Bank overdraft		—	(10)
Proceeds from short-term loans payable		—	12,628
Repayments on short term loans payable		—	(6,354)
Proceeds from related party loans		9,757	4,130
Repayments to related party loans		(4,825)	(8,118)
Proceeds from convertible debt notes		228,000	—
Proceeds from sale of stock		—	200,000
Net cash flows from financing activities		232,932	202,276

Foreign currency change		(14,141)	2,810

Increase in cash during the period		140,576	130,285
Cash, beginning of the period		1,003	—
Cash, end of the period		$141,579	$130,285
		—	—
Supplemental disclosures
Cash paid for income taxes		$—	$—
Cash paid for interest		$56	$13
Stock issued from subscriptions	$		$1,525,577
Stock issued for debt	$		$117,820
Stock issued for assets		$1,650	$—
Warrant and option expense for assets		$26,969	$—

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

PREAXIA HEALTH CARE PAYMENT SYSTEMS INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended August 31, 2026, and the year ended May 31, 2026

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

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The unaudited condensed consolidated financial statements of the Company for the three months ended August 31, 2026, and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-K. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for the fair presentation of the financial position and the results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year. The balance sheet information as of May 31, 2026, was derived from the audited financial statements included in the Company's financial statements as of and for the fiscal year ended May 31, 2026, included in the Company's Annual Report on Form I0-K filed with the Securities and Exchange Commission (the "SEC") on September 30, 2025. These financial statements should be read in conjunction with that report.

Principles of Consolidation

The consolidated financial statements include the accounts of PreAxia Health Care Systems Inc and its wholly owned subsidiaries (i) PreAxia Health Care Payment Ltd., (ii) Zane Inc CA, and (iii) Zane Inc. US. All inter-company accounts and transactions have been eliminated in consolidation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended August 31, 2026, the Company incurred a net comprehensive loss of ($220,616) and provided cash in operating activities of $22,096, and as of August 31, 2026, had a stockholders' deficit of ($543,336) and an accumulated deficit of ($6,578,737). These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern within one year of the date that the consolidated financial statements are issued. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty should we be unable to continue as a going concern.

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

The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian Dollars are translated into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830-30, "Translation of Financial Statements," as follows:

i)	assets and liabilities are translated at the closing rate at the date of the balance sheet;

ii)	income and expenses are translated at average exchange rates for the three months ended August 31, 2026;

iii)	all resulting exchange differences are recognized as other comprehensive income, a separate component of equity. The exchange differences during the three months ended August 31, 2026, and August 31, 2025, were $(1,279) and ($2,958), respectively.

Foreign exchange rates	August 31, 2026	May 31, 2026

Ending exchange rate US$ to Canada$	1.3855	1.3804
Ending exchange rate Canada$ to US$	0.7218	0.7244

Average exchange rate US$ to Canada$	1.4025	1.3783
Average exchange rate Canada$ to US$	0.7131	0.7255

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

The fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2026, and May 31, 2026. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Net Income (Loss) Per Share

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company has 1,800,933 and 200,000 shares of potential common stock equivalents in outstanding warrants and options and convertible debt during the periods ended August 31, 2026, and 2025, respectively, which have been excluded from the loss per share computation as their effect would have been anti-dilutive due to net losses.

Research and Development Costs

The Company expenses research and development costs as incurred in accordance with FASB ASC 730 "Research and Development." During the three months ended August 31, 2026, and 2025, we incurred $0 and $307,605, respectively, in research and development expenses.

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

During the three months ended August 31, 2026 and 2025, the Company capitalized $128,930 and $0, respectively in software development costs.

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

Note 4 – Property and equipment, net

The Company has recorded the following property and equipment:

	August 31, 2026	May 31, 2026

Software in-house	$201,334	$201,334
Software development in process	526,938	398,008
Total property and equipment	728,272	599,342
Less accumulated amortization	(33,648)	(16,732)
Net property and equipment	$694,624	$582,610

Amortization expense for the three months ended August 31, 2026, and 2025 were $16,916 and $0 respectively.

Note 5 - Accruals and other current liabilities - related party

The Company owed the following accruals and other current liabilities – related party:

	August 31, 2026	May 31, 2026

Accrued payroll - officer	$610,079	$510,000
Payroll deductions payable	37,087	37,087
Payroll deductions - arrears	31,638	31,638
Accrued interest	938	313
	$679,742	$579,038

On June 30, 2025, Pavel Bondarev became a director, shareholder, and a related party.

Both Tom Zapatinas and INARE have employment agreements with the Company. These agreements started on July 1, 2025. The base compensation for each person was $10,000 per month. The initial terms are for three years. The base compensation for INARE was increased to $12,000 per month as of December 1, 2025.

As of August 31, 2026, and May 31, 2026, accruals and other current liabilities - related party included accrued officer compensation due to Tom Zapatinas (Chief Executive Officer and a Director of the Company) totaling $540,000 and $510,000, respectively, and related payroll taxes and deductions totaling $68,725 and $68,725, respectively. As of August 31, 2026, and May 31, 2026, accruals and other current liabilities - related party included accrued officer compensation due to INARE (Pavel Bondarev CEO of Zane Inc and Director of PreAxia) totaling $70,079 and $0, respectively. The accrued officers’ compensation is non-interest bearing and payable or convertible on demand.

During the three months ended August 31, 2026, and 2025 Tom Zapatinas, earned $30,000 and $20,000, respectively, for executive services provided to the Company and INARE earned $36,000 and $24,000, respectively for contracted management services provided to the Company.

Note 6 - Related party loans

The balances for Related party loans as of August 31, 2026, and May 31, 2026, were $71,600 and $66,838, respectively.

As of August 31, 2026, and May 31, 2026, the related party loans included advances payable due to Tom Zapatinas totaled $64,020 and $66,838, respectively. During the three months ended August 31, 2026, and 2025, Tom Zapatinas received $4,825 from the Company and provided $2007, respectively, in cash.

As of August 31, 2026, and May 31, 2026, the related party loans included advances payable due to Paul Verberne totaled $7,750 and $0, respectively. During the three months ended August 31, 2026, Paul Verberne, a director, advanced the company $7,750 and received $0.

The foreign exchange gain on related party debt for the three months ended August 31, 2026, and 2025 was $170 and $0, respectively.

The related party loans at May 31, 2025 included the two loans outlined below:

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

Intercompany loans have been eliminated.

Note 7 – Convertible notes – related party

The balances for Convertible debt -related party as of August 31, 2026, and May 31, 2026, were $25,000, and $25,000, respectively for short-term debt.

On April 7, 2026, a related party lent the Company $25,000 for a convertible note with 10% interest and convertible at $0.25 at the demand of the holder. This note is due before April 31, 2027.

Note 8 – Convertible notes

The balances for Convertible debt -related party as of August 31, 2026, and May 31, 2026, were $178,000, and $0, respectively for short-term debt and $50,000 and $0, respectively for long-term debt.

On June 10, 2026, a shareholder lent the Company $71,200 for a convertible note with 10% interest and convertible at $0.25 at the demand of the holder. This note is due before June 9, 2027

On June 10, 2026, a shareholder lent the Company $106,800 for a convertible note with 10% interest and convertible at $0.25 at the demand of the holder. This note is due before June 9, 2027

On July 15, 2026, a shareholder lent the Company $50,000 for a convertible note with 12% interest and convertible at $0.15 at the demand of the holder. This note is due before July 14, 2029.

Note 9– Short-term loans payable

The balances for Short-term loans payable on August 31, 2026, and May 31, 2026, the short-term loans totaled $88,875 and $89,106, respectively. Short-term loans payable consists of a number of loans from friends of the Company. The loans are normally on open accounts bearing no interest.

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

The foreign exchange gain on short-term debt for the three months ended August 31, 2026, and 2025 was $231 and $0, respectively.

Note 10 - Stockholders' Equity or Deficit

Common Stock

Common Stock, par value of $0.001 per share; 75,000,000 shares authorized: 48,314,782 and 44,714,782 shares issued and outstanding on August 31, 2026, and May 31, 2026, respectively. Holders of Common Stock have one vote per share of Common Stock held.

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

As of July 1, 2025, 2,800,000 shares of the Company’s Common Stock were available for the grant of awards under the 2025 Stock Plan.

A summary of activity in the Company’s stock-option grants for the three months ended August 31, 2026, is as follows:

Stock Options	Number	Value

Outstanding at May 31, 2026	725,000	$50,194

Issued	1,175,000	218,618
Forfeited	(50,000)	(10,175)
Expensed	—	(17,526)
Exercised	—	—

Outstanding at August 31, 2026	1,850,000	$241,111
Vested at August 31, 2026	450,000
Unvested at August 31, 2026	1,400,000

Option inputs
The per share fair value of the underlying common stock;	$0.22 - $0.60
The exercise price;	$0.001 - $0.15
The risk-free interest rate	11%
The expected term	3.8 yrs
The expected stock price volatility over the expected term	139.37%-124.42%
The expected annual dividend yield.	0%

The option expense recorded as contract labor costs for the three months ended August 31, 2026, and 2025, was $17,526 and $118,082, respectively.

Unrecognized compensation expense related to options was $241,111 as of August 31, 2026, and is expected to be recognized over a weighted-average period of 2.3 years.

Warrants

As noted above, the Company issued warrants for 16,500,000 shares of common stock for a management contract. These warrants were valued at $778,800.

During the three months ended August 31, 2026 and 2025 the Company recognized or $36,411 and $311,520, respectively, of the contract value as a management fee.

Also, on July 1, 2026, 3,300,000 warrants were vested and exercised by INARE for $3,300 in services.

Consulting contracts

As noted above, the Company issued warrants for 1,500,000 shares of common stock for consulting contracts. These warrants were valued at $70,800.

During the three months ended August 31, 2026, and 2025, the Company recognized $3,310 and 28,320 respectively of the contract value as consulting expenses.

Also, on July 1, 2026, 300,000 warrants were vested and exercised by contractors for $300 in services.

A summary of warrant activity in the Company for the quarter ended August 31, 2026, is as follows:

Outstanding warrants at May 31, 2026.

Outstanding on May 31, 2026		10,800,000

Issued
	Management contract	—
	Consulting contracts	—
		—

Forfeited		—
Vested and Exercised
	Management contract	3,300,000
	Consulting contracts	300,000
		3,600,000

Outstanding warrants at August 31, 2026		7,200,000

Unrecognized compensation expense related to warrants was $180,954 as of August 31, 2026, and is expected to be recognized over a weighted-average period of 2.0 years.

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

Zane Inc CA started leasing an executive suite on a month-to-month basis in September 2025 and stopped the lease in May 2026.

Note 12 - Segment reporting

FASB ASU 2023-07 requires all public entities to expand segment reporting on all significant segments and to report significant segment expenses when the chief operating decision maker uses this information to make decisions about resource allocation. The president and CEO of PreAxia was the chief operating decision maker during fiscal years ended, May 31, 2026, and the quarter ended August 31, 2026. At August 31, 2026, and May 31, 2026 the assets consist of cash and software development costs.

In July 2025, the Company focus switched to personal financial management software development. During the quarter ended August 31, 2025, management determined the Company is only operating in one segment but two regions. There are no revenues, and the expenses are split between a Canadian office and the US Holding company. Corporate expenses associated with public reporting, finance, and management are associated with the US holding Company. Software development and office costs are associated with the Canadian subsidiaries. The basic information on regions is as follows:

Assets	August 31, 2026	May 31, 2026
Canadian assets	$33,677	$729
US assets	802,526	613,164
	$836,203	$613,893

Operations	August 31, 2026	August 31, 2025
Canadian revenues	$—	$—
Canadian expenses	(108,302)	(475,487)
Net	(108,302)	(475,487)

US revenues	—	—
US expenses	(112,314)	(100,578)
		(169,143)
Net	(112,314)	(269,721)

Combined net loss	$(220,616)	$(745,208)

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were issued, and no other subsequent events occurred that required disclosure. No disclosures were considered necessary.

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

The management's discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended May 31, 2026, together with notes thereto. As used in this quarterly report, the terms "we," "us," "our," "PreAxia" and the "Company" means PreAxia Health Care Payment Systems Inc. and its wholly-owned subsidiaries, unless the context clearly requires otherwise.

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

Liquidity and Capital Resources

As of August 31, 2026, PreAxia's cash balance $141,579 compared to $1,003 as of May 31, 2026. Our Company will be required to raise capital to fund our operations. PreAxia had a working capital deficit of ($1,187,960) of August 31, 2026, compared with a working capital deficit of ($966,177) as of May 31, 2026.

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

Working Capital

	August 31, 2026	May 31, 2026

Current Assets	$141,579	$1,003
Current Liabilities	(1,329,539)	(967,180)
Working Capital Deficit	$(1,187,960)	$(966,177)

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

The decrease in our working capital deficit of $221,783 was primarily due to the retention of proceeds from debt, and stock issued for services.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations - Three Months ended August 31, 2026, and 2025

The following summary of our results of operations should be read in conjunction with our condensed consolidated financial statements for the three months ended August 31, 2026, and 2025.

For the three months ended August 31, 2026, and 2025

Our operating results for the three months ended August 31, 2026, compared to the three months ended August 31, 2025, are described below:

Revenue

During the three months ended August 31, 2026, and 2025, the Company had revenue of $0 and $0, respectively.

Expenses

Our total expenses for the three months ended August 31, 2026, were $200,408 compared to $576,134 for the three months ended August 31, 2025. The decrease in total expenses of $375,726 for the three months ended August 31, 2026, is due to a reduction in research and development costs, an decrease in consulting costs, a decrease in management costs, an increase in professional fees, an increase in amortization, an increase in sales and marketing, and a decrease in office and administration fees.

Management and labor

Our total expense for management and labor for the three months ended August 31, 2026 was $53,374 compared to $192,360 for the three months ended August 31, 2025.

During each of the three months ended August 31, 2026, and August 31, 2025, Tom Zapatinas, the Chief Executive Officer and Director of the Company, earned $30,000 and $20,000, respectively, for consulting services provided to the Company, which is included in accrued liabilities - related party.

The INARE earned $36,000 in contract payments and $36,411 in warrant expense for the three months ended August 31, 2026, half of which was capitalized as software development costs. For the three months ended August 31, 2025, INARE earned $24,000 in contract payments and $311,520 in warrant expense, half of which was classified as research and development expenses.

Research and Development

Research and development expenses during the three months ended August 31, 2026, were $0, as compared to $307,605 during the three months ended August 31, 2025. During the three months ended August 31, 2026, and 2025, a total of $128,930 and $0, respectively of development costs were capitalized.

Consulting Fees

During each of the three months ended August 31, 2026, two contractors received $3,843 in consulting fees, compared to $28,920 consulting fees paid during the three months ended August 31, 2025. The decrease is due to the warrant vesting schedule.

Professional Fees

Professional fees during the three months ended August 31, 2026, increased by $26,981 to $58,790, as compared to $28,920 during the three months ended August 31, 2025.

Depreciation and amortization

Depreciation and amortization during the three months ended August 31, 2026, increased by $16,916 to $16,916, as compared to $0 during the three months ended August 31, 2025.

Sales and marketing

Sales and marketing during the three months ended August 31, 2026, increased by $67,262 to $67,262, as compared to $0 during the three months ended August 31, 2025. The increase is due to the allocation of costs to a marketing program which started in April 2026.

General and administration

General and administration costs during the three months ended August 31, 2026, decreased by $15,217 to $223, as compared to $15,440 during the three months ended August 31, 2025.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2026, the disclosure controls and procedures, based on the Framework of Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") 2013, were not effective.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in our Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended August 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended August 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

Date: October 15, 2026

